Form 10-Q
period 2011-03-31
RPM Dental, Inc.
filed 2011-06-08
CIK 1487091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 333-168895

RPM DENTAL, INC.
 (Exact name of registrant as specified in charter)

DELAWARE		27-1994359
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

3285 Blazer Parkway, Suite 200 Lexington, Kentucky 40509
(Address of principal executive offices)

Registrant’s telephone number, including area code (859) 552-6204

Not Applicable.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                 Accelerated filer  ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 8, 2011, there were 5,525,000 shares of Common Stock, par value $0.000001  per share, outstanding.

Item 1. Financial Statements.

FINANCIAL STATEMENTS

RPM Dental, Inc.

March 31, 2011

Index

Unaudited Balance Sheets as of March 31, 2011 and December 31, 2010	F-1

Unaudited Statements of Operations for the Three Month Periods Ended March 31, 2011 and 2010 and the Period From September 15, 2009 (inception) through March 31, 2011	F-2

Unaudited Statements of Cash Flows for the Three Month Periods Ended March 31, 2011 and 2010 and the Period From September 15, 2009 (inception) through March 31, 2011	F-3

Notes to the Financial Statements	F-4 – F-7

RPM DENTAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(DEVELOPMENT STAGE COMPANY)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$16,482	$16,542
Total current assets	16,482	16,542

TOTAL ASSETS	$16,482	$16,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued liabilities	$-	$-
Total current liabilities	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.000001 par value, 95,000,000 shares authorized, 5,525,000 shares
issued and outstanding at March 31, 2011 and December 31, 2010, respectively	6	6
Additional paid in capital	80,494	80,494
Accumulated deficit during development stage	(64,018)	(63,958)
Total stockholders' equity	16,482	16,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,482	$16,542

The accompanying notes are an integral part of these consolidated financial statements.

RPM DENTAL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING MARCH 31, 2011 AND 2010, AND
THE PERIOD FROM SEPTEMBER 15, 2009 (INCEPTION) THROUGH MARCH 31, 2011
(DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

			DEVELOPMENT STAGE
	THREE MONTHS		SEPTEMBER 15, 2009
	ENDING		THROUGH
	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011

REVENUE	$-	$3,750	$15,500

COST OF REVENUE	-	2,412	7,879

OPERATING EXPENSES
Professional fees	-	3,175	21,675
General and administrative	60	6,797	49,964
Total operating expenses	60	9,972	71,639

NET INCOME (LOSS)	(60)	(8,634)	(64,018)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,525,000	4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

RPM DENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDING MARCH 31, 2011 AND 2010
AND SEPTEMBER 15, 2009 (INCEPTION) THROUGH MARCH 31, 2011
(DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

			DEVELOPMENT STAGE
	THREE MONTHS		SEPTEMBER 15, 2009
	ENDING		THROUGH
	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(60)	$(8,364)	$(64,018)

Change in assets and liabilities
(Increase) / Decrease in accounts receivable	-	(2,000)	-
Increase / (Decrease) in accrued liabilities	-	(4,175)	-
Net cash used in operating activities	(60)	(14,539)	(64,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	-	-	30,500
Capital contribution	-	10,000	50,000
Net cash provided by financing activities	-	10,000	80,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60)	(4,539)	16,482

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	16,542	8,686	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,482	$4,147	$16,482

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

RPM Dental, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RPM Dental, Inc serves dental and other medical professionals with turn-key marketing solutions to generate referrals from existing clients and new business from the general public. Utilizing web 2.0 technologies we offer cost-effective outsourced marketing solutions to medical professionals. RPM Systems, LLC was formed on September 15, 2009, under the laws of the Commonwealth of Kentucky.  RPM Dental, Inc. was incorporated on February 25, 2010, under the laws of the State of Delaware, as a development stage company. The Company intends to commence operations as a referral marketing solutions company.    On March 23, 2010 RPM Dental, Inc. acquired RPM Systems, LLC, a Kentucky limited liability corporation.

BASIS OF PRESENATATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. RPM Systems considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. RPM charges a onetime, non refundable $1,500 “setup fee” for each new customer entering into an arrangement to provide marketing solutions services and is recognized when received . Our customers may choose to pay the non-refundable “setup fee” to us for: (i) the compiling of each customer’s clientele into a single, separate organized database, (ii) the creation of logos and pictures for the customer’s monthly newsletter, and (iii) the uploading of the pictures and logos created by us into the email template we construct for purposes of distributing the customer’s monthly newsletter. The one-time setup fee has stand alone value because our customers may prepare and distribute the monthly newsletter internally, utilizing the templates and database we have created for them. Alternatively, our customers may have us prepare and distribute their monthly newsletter in exchange for a monthly subscription fee.

In accordance with Securities and Exchange Commission Release No. SAB 104, Section f. entitled “non-refundable upfront fees”, the one-time non refundable setup fee has stand alone value because the terms, conditions, and amounts of these fees are not negotiated in conjunction with the pricing of all of the elements of the Company’s arrangement. Further, the customer would not ascribe a significantly lower, or perhaps no, value to elements ostensibly associated with the up-front fee in the absence of the registrant’s performance of other contract elements.  Here, the purchaser has its database compiled, logos and pictures created, and an e-mail template designed for its own use. The purchaser enters into no contractual arrangement with the Company and is not obligated to continue working with the Company after the setup fee is paid. The purchaser may use the product and services in connection with the setup fee on its own or hire a third party. As a result, the right, product and service conveyed in conjunction with the nonrefundable fee has utility to the purchaser separate and independent of the Company’s performance of the other products and services the Company provides. Therefore, in the absence of the Company’s continuing involvement under the arrangement, the customer still benefits from the set up services we can provide to them.

In addition, the terms of the arrangement require the customer to pay a monthly $250 “maintenance fee” that is adequate to cover the costs for the RPM e-mail newsletter service. This is a service that sends out newsletters to the customer’s clients. The monthly maintenance fees are recognized when received after the customer has agreed to the terms (including the cost), and when the customer’s clients have received the newsletter. Customers do not sign contracts and are charged on a month-to-month basis. None of our services are refundable, but can be cancelled at any time by the customer. Any additional fees charged to customers would relate to additional advertising services provided through the internet. These services also would be charged on a month-to-month basis. These criteria are assumed to have been met if a customer orders the advertising service, agrees to the price, the advertising service has been provided to the client, and RPM reasonably expects payment. There was no revenue from advertising services as of March 31, 2011.  There was no deferred revenue as of March 31, 2011 or December 31, 2010.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2011 and December 31, 2010, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company complies with FASB guidelines for its characterization of the Company as development stage.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  RPM Systems had no common stock equivalents outstanding at March 31, 2011.  For the three month period ending March 31, 2011, there were 5,525,000 weighted average number of shares outstanding and the loss per share, both basic and diluted, was 0.00.

The Company did not grant any stock options or warrants during the period ended March 31, 2011.

FINANCIAL INTRUMENTS

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.
In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

RPM Systems’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $64,018 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2011, all of which raise substantial doubt about RPM Systems’s ability to continue as a going concern.  The Company plans to add capital by selling stock after becoming public.

NOTE 3 - COMMON STOCK

During the period ended March 31, 2009, RPM Systems issued 4,000,000 shares of common stock (founder’s shares) at par value to the President and Director of the Company.

In September of 2010, the Company issued 1,525,000 shares of common stock as a result of a private placement for $30,500 cash.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2030 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $64,018 and $63,958 at March 31, 2011 and December 31, 2010, respectively. The significant components of the deferred tax asset as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Net operating loss carryforwards	$(21,766)	$(21,746)
Valuation allowance	21,766	21,746
Net deferred tax asset	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

During April of 2011, the Company started a new dental distribution service for implants and other dental products.

Subsequent events were evaluated through the date of issuance, which is the date the statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on May 9, 2011.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Corporate History and Structure

RPM Dental, Inc. is a Delaware Corporation founded on February 25, 2010.  Our business is operated through our wholly-owned subsidiary, RPM Dental Systems, LLC, a limited liability company formed in Kentucky on September 15, 2009. On March 23, 2010, Mr. Josh Morita was appointed as our Chief Executive Officer and Chairman of the Board of Directors. On April 1, 2010, we issued four million (4,000,000) shares of common stock par value $.000001 to Josh Morita, Director and Chief Executive Officer. The shares issued to Mr. Morita are subject to Rule 144 of the Securities Act of 1933 and as such, are defined as restricted securities.

Business Model

Our business model is to target all dentists across America through our websites www.rpmdental.com and www.outrankmydentalcompetition.com. We generate revenue by offering traditional marketing plans targeted to our client’s locale and online marketing plans in which our client’s services can be optimized online through Search Engine Marketing (“SEM”). We plan to attract dentists through our website and online advertising, in addition to word of mouth referrals at dental conferences and conventions. As our good will grows, we will research and consider joint venture and affiliate opportunities with dental consultants, dental newsletter writers, and dental business brokers.

Business Development

The core of our business is to offer marketing services to dentists through our websites. Although still under construction at this time, customers buy our services and learn about our business by viewing both of our web sites located at www.rpmdental.com. and www.outrankmydentalcompetition.com.

We implement our Responsive Patient Marketing campaign (“RPM”) by initiating a consultation between our clients and a Dental Marketing Consultant. After the initial consultation we create a unique marketing plan for our client’s practice. We work with our clients to identify key demographics about their existing patient base, and whether or not they are best utilizing marketing materials that are currently in use by their business. We also localize our client’s practice by making sure that all their marketing materials are targeted to their local area. Since each locale is different, our research will include ways to attract customers by incorporating what we learn about their local area. In order to obtain the most favorable results for our clients, we develop a step-by-step marketing plan for their business, which highlights the roles of our team and our clients in marketing their practice. This service was announced to the public in December 2009 and has been in operation for over 9 months.

During April of 2011, the Company started a new dental distribution service for implants and other dental products. To complement the existing services offered to dental clients, the Company is embarking on a dental distribution business. The first test market of Lexington, Kentucky was chosen based on existing relationships with dental professionals in the market as well as growth potential in the area. We will strive to be a reliable local choice for implants and other dental products that dentists often need on short notice. We believe there will be tremendous growth opportunities with our new line of business.

Plan of Operation

Marketing Plan

Our marketing strategy is to aggressively enhance, promote and support the dentist in their efforts to educate patients about their practice. This will be accomplished by implementing a traditional marketing plan which focuses on our clients’ locale, and utilizing very high quality professionally produced video and print media.

We will market to dentists online with our websites and search engine advertising such as Google, Facebook, Bing, and Yahoo. We intend to joint venture with publishers of online dental newsletters who have thousands of dentists in their online distribution database such as www.TheWealthyDentist.com or www.DentalInsiders.com. We plan to advertise online and in hardcopy with e-zines, websites and magazines like www.DentalTown.com.

Our Director is a member or on the board of numerous national dental organizations, including American Academy of Cosmetic Dentistry (www.aacd.com), American Association of Women Dentists (www.aawd.org), Academy of General Dentistry (www.agd.org), and American Academy of Implant Dentistry (www.aaid-implant.org). We plan to use our director’s contacts in the industry to help market our business operations.

Sales Strategy

RPM Dental's sales strategy is to utilize online marketing and websites to generate repeat, referral and new business. We will offer free consultations to dentists, evaluating their current marketing plan. This will allow us to collect contact information and to continue marketing to our contacts. We will reach out to established dental consultants and online newsletter writers such as www.TheWealthyDentist.com and www.DentalInsiders.com, and offer affiliate and joint venture opportunities to rapidly grow sales.

In this section we outline our plan of operation for the remainder of the fiscal year and the first six (6) months of the next fiscal year.

Timeline Business Start-up:

Remainder of the fiscal year:

•	Legal procedures including but not limited to filing papers of incorporation and SEC compliance.
•	Obtaining all necessary licenses and permits
•	Website development: finalize branding
•	Establishing key people and points of contact

First six months of the next fiscal year:

•	Purchase of materials: office hardware, software
•	Start date for marketing activities
•	Opening date for business

Task 1: Legal procedures: to fully establish RPM Dental as a web based business

•	Open bank accounts and credit/debit Merchant, PayPal, and dental payment systems.

Task 2: Licenses and Permits

•	Further business permits or licenses may not be required, but due diligence must be done.

Task 3: Website Development

•	Establish workflow turnaround time for placing and receiving inquiries and orders from users; ensuring all linkages are fluid.
•	Test and finalize methods of user interaction.
•	Test and finalize implementation of branding with website.

Task 4: Work on Marketing Plan

•	Decide initial marketing channels and strategy.

We believe our cash assets and the proceeds from the implementation of our sales strategy will satisfy our cash requirements for the remainder of the year and the first quarter of our next fiscal year.  If we do not generate sufficient revenue after the first quarter of our next fiscal year it may be necessary to raise additional funds to meet the expenditures required to operate our business. Specifically, we may need additional funds to market our website, maintain our domain name, update our web design and pay costs associated with being a public company. If it is necessary to raise additional funds we plan to conduct an additional private offering.

We do not anticipate initiating any material product research and development, material acquisition of plants and equipment, or material changes in the number of employees during the period covered in our plan of operations.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the three months ended March 31,
	2011	2010

Revenue	$-	3,750

Cost of Revenue	-	2,412

Operating Expenses
General and Administrative	60	6,797

Professional Fees	-	3,175

Total Operating Expenses	60	9,972

Net Income (Loss)	$(60)	(8,634)

Net Loss Per Share - Basic and Diluted	$(0.00)	(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	5,525,000	4,000,000

For the three months ended March 31, 2011 and for the three months ended March 31, 2010

Revenue. Our revenue was $0 for the three months ended March 31, 2011 and $3,750 for the three months ended March 31, 2010, representing a decrease of $3,750 or approximately 100%, as a result of fewer dentists signing up and retaining our services because of a general tightening up of non essential expenses.

Cost of Revenue. Our cost of revenue was $0 for the three months ended March 31, 2011 and $2,412 for the three months ended March 31, 2010, representing a decrease of $2,412 or approximately 100%, as a result of the same percentage of decrease of revenues.

General and Administrative. Our general and administrative expenses were $60 for the three months ended March 31, 2011 and $6,797 for the three months ended March 31, 2010, representing a decrease of $6,737 or approximately 99.11%, as a result of the decrease of revenues.

Professional Fees. Our professional fees were $0 for the three months ended March 31, 2011 and $3,175 for the three months ended March 31, 2010, representing a decrease of $3,175 or approximately 100%. The decrease is due to incurring accounting and legal fees relating to the process of bringing the company public in prior periods and not having to incur such fees in the current period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $0 and $3,750 for the three months ended March 31, 2011 and 2010, respectively.   We have an accumulated deficit of $64,018 for the period from September 15, 2009 (inception) to March 31, 2011, and have negative cash flow from operations of $64,018 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

Management believes the actions presently being taken to obtain additional funding and implement its strategic plans provide for the Company to continue as a going concern.

We believe revenue from operations and our cash on hand will be sufficient to sustain operations on an ongoing basis over the next 9 months. In the event we are unable to sustain our operations through our revenues generated, we may request a capital contribution from our officers and directors. Our officers and directors are not obligated to make any capital contributions.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies and Estimates

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for Smaller Reporting Companies.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 1, 2010, 4,000,000 shares were issued to Josh Morita in return for services rendered to the Company. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On July 30, 2010, we completed a Regulation D Rule 506 offering in which we sold 1,525,000 shares of common stock to 30 investors, at a price per share of $0.02 per share for an aggregate offering price of $30,500. The common stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2011.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15(d)-14(a)).

32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPM DENTAL, INC.

Date: June 8, 2011	By:	/s/ Josh Morita
Josh Morita
Chairman of the Board of Directors, Chief Executive Officer, Principal Accounting Officer