Form 10-Q
period 2011-06-30
RPM Dental, Inc.
filed 2011-08-12
CIK 1487091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

As of August 12, 2011, there were 5,525,000 shares of Common Stock, par value $0.000001  per share, outstanding.

Item 1. Financial Statements.

FINANCIAL STATEMENTS

RPM Dental, Inc.

June 30, 2011

Index

Unaudited Balance Sheets as of June 30, 2011 and December 31, 2010 .	F-1

Unaudited Statements of Operations for the Three and Six Month Periods Ended June 30, 2011 and 2010 And the Period From September 15, 2009 (inception) through June 30, 2011	F-2

Unaudited Statements of Cash Flows for the Six Month Periods Ended June 30, 2011 and 2010 And the Period From September 15, 2009 (inception) through June 30, 2011	F-3

Notes to the Financial Statements	F-4 – F-7

F-

RPM DENTAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(DEVELOPMENT STAGE COMPANY)

ASSETS	June 30, 2011	December 31, 2010
	(unaudited)

CURRENT ASSETS
Cash	$9,247	$16,542
Total current assets	9,247	16,542

TOTAL ASSETS	$9,247	$16,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued liabilities	$-	$-
Total current liabilities	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.000001 par value, 95,000,000 shares authorized, 5,525,000 shares
issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6	6
Additional paid in capital	80,494	80,494
Accumulated deficit during development stage	(71,253)	(63,958)
Total stockholders' equity	9,247	16,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,247	$16,542

The accompanying notes are an integral part of these consolidated financial statements.

RPM DENTAL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2011 AND 2010, AND
THE PERIOD FROM SEPTEMBER 15, 2009 (INCEPTION) THROUGH JUNE 30, 2011
(DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

					DEVELOPMENT STAGE
	SIX MONTHS		THREE MONTHS		SEPTEMBER 15, 2009
	ENDING		ENDING		THROUGH
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011

REVENUE	$51,578	$5,750	$51,578	$2,000	$67,078

COST OF REVENUE	48,578	3,430	48,578	1,018	56,457

OPERATING EXPENSES
Professional fees	10,075	4,075	10,075	900	31,750
General and administrative	220	7,323	160	795	50,124
Total operating expenses	10,295	11,398	10,235	1,695	81,874

NET INCOME (LOSS)	(7,295)	(9,078)	(7,235)	(713)	(71,253)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,525,000	4,000,000	5,525,000	4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

RPM DENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2011 AND 2010
AND SEPTEMBER 15, 2009 (INCEPTION) THROUGH JUNE 30, 2011
(DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

			DEVELOPMENT STAGE
	SIX MONTHS		SEPTEMBER 15, 2009
	ENDING		THROUGH
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(7,295)	$(9,078)	$(71,253)

Change in assets and liabilities
(Increase) / Decrease in accounts receivable	-	(1,500)	-
Increase / (Decrease) in accrued liabilities	-	(4,175)	-
Net cash used in operating activities	(7,295)	(14,753)	(71,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	-	-	30,500
Capital contribution	-	10,000	50,000
Net cash provided by financing activities	-	10,000	80,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,295)	(4,753)	9,247

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	16,542	8,686	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,247	$3,933	$9,247

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

In addition, the terms of the arrangement require the customer to pay a monthly $250 “maintenance fee” that is adequate to cover the costs for the RPM e-mail newsletter service. This is a service that sends out newsletters to the customer’s clients. The monthly maintenance fees are recognized when received after the customer has agreed to the terms (including the cost), and when the customer’s clients have received the newsletter. Customers do not sign contracts and are charged on a month-to-month basis. None of our services are refundable, but can be cancelled at any time by the customer. Any additional fees charged to customers would relate to additional advertising services provided through the internet. These services also would be charged on a month-to-month basis. These criteria are assumed to have been met if a customer orders the advertising service, agrees to the price, the advertising service has been provided to the client, and RPM reasonably expects payment. There was no revenue from advertising services as of June 30, 2011.  There was no deferred revenue as of June 30, 2011 or 2010.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2011 and December 31, 2010, there were no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  RPM Systems had no common stock equivalents outstanding at June 30, 2011.  For the Three and Six Month period ending June 30, 2011, there were 5,525,000 weighted average number of shares outstanding and the loss per share, both basic and diluted, was 0.00.

The Company did not grant any stock options or warrants during the period ended June 30, 2011.

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

NOTE 2 - GOING CONCERN

RPM Systems’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $71,253 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2011, all of which raise substantial doubt about RPM Systems’s ability to continue as a going concern.  The Company plans to add capital by selling stock after becoming public.

NOTE 3 - COMMON STOCK

RPM Systems issued 4,000,000 shares of common stock (founder’s shares) to the President and Director of the Company.

In September of 2010, the Company issued 1,525,000 shares of common stock as a result of a private placement for $30,500 cash.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2030 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $71,253 and $63,958 at June 30, 2011 and December 31, 2010, respectively. The significant components of the deferred tax asset as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Net operating loss carryforwards	(24,226)	(21,746)
Valuation allowance	24,226	21,746
Net deferred tax asset	$-	$-

NOTE 5 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on May 9, 2011.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

	For the three months ended June 30,
	2011	2010

Revenue	$51,578	2,000

Cost of Revenue	48,578	1,018

Operating Expenses
General and Administrative	160	795

Professional Fees	10,075	900

Total Operating Expenses	10,235	1,695

Net Income (Loss)	$(7,235)	(713)

Net Loss Per Share - Basic and Diluted	$(0.00)	(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	5,525,000	4,000,000

For the three months ended June 30, 2011 and for the three months ended June 30, 2010

Revenue. Our revenue was $51,578 for the three months ended June 30, 2011 and $2,000 for the three months ended June 30, 2010, representing an increase of $49,578 or approximately 2,479%, as a result of the Company embarking on a dental distribution business with a related party. The Company entered into a contract with the related party as of July 19, 2011 which will result in monthly revenue to the Company pursuant to the terms of the contract.

Cost of Revenue. Our cost of revenue was $48,578 for the three months ended June 30, 2011 and $1,018 for the three months ended June 30, 2010, representing an increase of $47,560 or approximately 4,672%, as a result of the cost of implants and other dental products in the dental distribution business.

General and Administrative. Our general and administrative expenses were $160 for the three months ended June 30, 2011 and $795 for the three months ended June 30, 2010, representing a decrease of $635 or approximately 79.87%, as a result of the decrease of bank service charges, post office box rental and telephone expenses.

Professional Fees. Our professional fees were $10,075 for the three months ended June 30, 2011 and $900 for the three months ended June 30, 2010, representing an increase of $9,175 or approximately 1,019%. The increase is due to incurring accounting and legal fees relating to the process of bringing the company public.
Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $51,578 and $2,000 for the three months ended June 30, 2011 and 2010, respectively.   We have an accumulated deficit of $71,253 for the period from September 15, 2009 (inception) to June 30, 2011, and have negative cash flow from operations of $71,253 from inception.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2011.

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

RPM DENTAL, INC.

Date: August 12, 2011	By:	/s/ Josh Morita
Josh Morita
Chairman of the Board of Directors, Chief Executive Officer, Principal Accounting Officer