Form 10-Q
period 2011-09-30
RPM Dental, Inc.
filed 2011-11-09
CIK 1487091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 333-168895

RPM DENTAL, INC.
 (Exact name of registrant as specified in charter)

DELAWARE	27-1994359
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3285 Blazer Parkway, Suite 200 Lexington, Kentucky, 40509
(Address of principal executive offices)

Registrant’s telephone number, including area code (859) 552-6204

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of  November 7, 2011, there were 5,525,000 shares of Common Stock, par value $0.000001  per share, outstanding.

RPM Dental, Inc.

FORM 10-Q

September 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4	Controls and Procedures	8

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	8
Item 1A	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	(Removed and Reserved)	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

RPM Dental, Inc.

September 30, 2011

Index

Unaudited Balance Sheets as of September 30, 2011 and December 31, 2010 .	F-1

Unaudited Statements of Operations for the Three and Nine Month Periods Ended September 30, 2011 and 2010 And the Period From September 15, 2009 (inception) through September 30, 2011	F-2

Unaudited Statements of Cash Flows for the Nine Month Periods Ended September 30, 2011 and 2010 And the Period From September 15, 2009 (inception) through September 30, 2011	F-3

Notes to the Financial Statements	F-4 – F-7

RPM DENTAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(DEVELOPMENT STAGE COMPANY)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$6,384	$16,542
Total current assets	6,384	16,542

TOTAL ASSETS	$6,384	$16,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued liabilities	$-	$-
Total current liabilities	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.000001 par value, 95,000,000 shares authorized, 5,525,000 shares
issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6	6
Additional paid in capital	80,494	80,494
Accumulated deficit during development stage	(74,116)	(63,958)
Total stockholders' equity	6,384	16,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,384	$16,542

The accompanying notes are an integral part of these consolidated financial statements.

RPM DENTAL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2011 AND 2010, AND
THE PERIOD FROM SEPTEMBER 15, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

					DEVELOPMENT STAGE
	NINE MONTHS		THREE MONTHS		SEPTEMBER 15, 2009
	ENDING		ENDING		THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011

REVENUE	$344	$6,750	$344	$1,000	$15,844

COST OF REVENUE	-	5,019	-	1,578	7,879

OPERATING EXPENSES
Professional fees	10,075	18,875	-	14,800	31,750
General and administrative	427	8,646	207	1,334	50,331
Total operating expenses	10,502	27,521	207	16,134	82,081

NET INCOME (LOSS)	(10,158)	(25,790)	137	(16,712)	(74,116)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,525,000	4,100,549	5,525,000	4,298,370

The accompanying notes are an integral part of these consolidated financial statements.

			DEVELOPMENT STAGE
	NINE MONTHS		SEPTEMBER 15, 2009
	ENDING		THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(10,158)	$(25,790)	$(74,116)

Change in assets and liabilities
(Increase) / Decrease in accounts receivable	-	(1,750)	-
Increase / (Decrease) in accrued liabilities	-	(4,175)	-
Net cash used in operating activities	(10,158)	(31,715)	(74,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	-	30,500	30,500
Capital contribution	-	10,000	50,000
Net cash provided by financing activities	-	40,500	80,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,158)	8,785	6,384

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	16,542	8,686	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,384	$17,471	$6,384

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

In addition, the terms of the arrangement require the customer to pay a monthly $250 “maintenance fee” that is adequate to cover the costs for the RPM e-mail newsletter service. This is a service that sends out newsletters to the customer’s clients. The monthly maintenance fees are recognized when received after the customer has agreed to the terms (including the cost), and when the customer’s clients have received the newsletter. Customers do not sign contracts and are charged on a month-to-month basis. None of our services are refundable, but can be cancelled at any time by the customer. Any additional fees charged to customers would relate to additional advertising services provided through the internet. These services also would be charged on a month-to-month basis. These criteria are assumed to have been met if a customer orders the advertising service, agrees to the price, the advertising service has been provided to the client, and RPM reasonably expects payment. There was no revenue from advertising services as of September 30, 2011.  There was no deferred revenue as of September 30, 2011 or 2010.

RPM started a dental distribution service and has a contract with Pearson Justice Dental where RPM Dental acts as an agent purchasing supplies with no mark-up.  In accordance with ASC-605-45-45, the Company is not recognizing income from the sale of the supplies to Pearson Justice nor the expense of the supplies sold to Pearson Justice.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2011 and December 31, 2010, there were no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  RPM Systems had no common stock equivalents outstanding at September 30, 2011.  For the Three and Nine Month periods ending September 30, 2011, there were 5,525,000 weighted average number of shares outstanding and the loss per share, both basic and diluted, was $0.00.

The Company did not grant any stock options or warrants during the period ended September 30, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after September 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 2 - GOING CONCERN

RPM Systems’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $74,116 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2011, all of which raise substantial doubt about RPM Systems’s ability to continue as a going concern.  The Company plans to add capital by selling stock.

NOTE 3 - COMMON STOCK

RPM Systems issued 4,000,000 shares of common stock (founder’s shares) to the President and Director of the Company.

In September of 2010, the Company issued 1,525,000 shares of common stock as a result of a private placement for $30,500 cash.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2030 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $74,116 and $63,958 at September 30, 2011 and December 31, 2010, respectively. The significant components of the deferred tax asset as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Net operating loss carryforwards	$(25,199)	$(21,746)
Valuation allowance	25,199	21,746
Net deferred tax asset	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on May 9, 2011.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report.

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

We will market to dentists online with our websites and search engine advertising. We intend to joint venture with publishers of online dental newsletters who have thousands of dentists in their online distribution . We plan to advertise online and in hardcopy with e-zines, websites and magazines.

Sales Strategy

RPM Dental's sales strategy is to utilize online marketing and websites to generate repeat, referral and new business. We will offer free consultations to dentists, evaluating their current marketing plan. This will allow us to collect contact information and to continue marketing to our contacts. We will reach out to established dental consultants and online newsletter writers and offer affiliate and joint venture opportunities to rapidly grow sales.

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

First nine months of the next fiscal year:

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

There is no certainty that our cash assets and the proceeds from the implementation of our sales strategy will satisfy our cash requirements for the remainder of the year and the first quarter of our next fiscal year.  If we do not generate sufficient revenue it may be necessary to raise additional funds to meet the expenditures required to operate our business. Specifically, we may need additional funds to market our website, maintain our domain name, update our web design and pay costs associated with being a public company. If it is necessary to raise additional funds we plan to conduct an additional private offering. In the event that we are not able to generate sufficient revenue and do not have sufficient cash assets to continue as a public company, we may engage in discussions with other entities to enter into a possible merger or acquisition of our company.

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

	For the three months ended September 30,
	2011	2010

Revenue	$344	1,000

Cost of Revenue	-	1,578

Operating Expenses
General and Administrative	207	1,334

Professional Fees	-	14,800

Total Operating Expenses	207	16,134

Net Income (Loss)	$137	(16,712)

Net Loss Per Share - Basic and Diluted	$(0.00)	(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	5,525,000	4,298,370

For the three months ended September 30, 2011 and for the three months ended September 30, 2010

Revenue. Our revenue was $344 for the three months ended September 30, 2011 and $1,000 for the three months ended September 30, 2010, representing a decrease of $656 or approximately 65.6% as a result of fewer customers.

Cost of Revenue. Our cost of revenue was -0- for the three months ended September 30, 2011 and $1,578 for the three months ended September 30, 2010, representing a decrease of $1,578 or approximately 100% as a result of fewer customers.

General and Administrative. Our general and administrative expenses were $207 for the three months ended September 30, 2011 and $1,334 for the three months ended September 30, 2010, representing a decrease of $1,127 or approximately 84.48%, as a result of the decrease of bank service charges, post office box rental and telephone expenses.

Professional Fees. Our professional fees were $0 for the three months ended September 30, 2011 and $14,800 for the three months ended September 30, 2010, representing a decrease of $14,800 or approximately 100%. The decrease is due to the decrease in legal and filing fees which we incurred in the prior year to bring the Company public.

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the nine months ended September 30,
	2011	2010

Revenue	$344	6,750

Cost of Revenue	-	5,019

Operating Expenses
General and Administrative	427	8,646

Professional Fees	10,075	18,875

Total Operating Expenses	10,502	27,521

Net Income (Loss)	$(10,158)	(25,790)

Net Loss Per Share - Basic and Diluted	$(0.00)	(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	5,525,000	4,100,549

For the nine months ended September 30, 2011 and for the nine months ended September 30, 2010

Revenue. Our revenue was $344 for the six months ended September 30, 2011 and $6,750 for the six months ended September 30, 2010, representing a decrease of $6,406 or approximately 94.90% as a result of fewer customers.

Cost of Revenue. Our cost of revenue was $- for the six months ended September 30, 2011 and $5,019 for the nine months ended September 30, 2010, representing a decrease of $5,099 or approximately 100% as a result of fewer customers.
General and Administrative. Our general and administrative expenses were $427 for the nine months ended September 30, 2011 and $8,646 for the nine months ended September 30, 2010, representing a decrease of $8,219 or approximately 95.06%, as a result of the decrease in bank service charges, post office box rental and telephone expenses.

Professional Fees. Our professional fees were $10,075 for the nine months ended September 30, 2011 and $18,875 for the nine months ended September 30, 2010, representing a decrease of $8,800 or approximately 46.62%. The decrease is due to the decrease in legal and filing fees which we incurred in the prior year to bring the Company public.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $344 and $0 for the six months ended September 30, 2011 and 2010, respectively. We have an accumulated deficit of $74,116 for the period from September 15, 2009 (inception) to September 30, 2011, and have negative cash flow from operations of $74,116 from inception.

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

Management believes the actions presently being taken to obtain additional funding and implement its strategic plans provide for the Company to continue as a going concern. However, in the event that we cannot continue as a going concern and have to cease operations or cease being a public entity, we may begin to search for a viable acquisition or merger target.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for Smaller Reporting Companies.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2011.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1*	Form of Product Purchase Agreement with Pearson Justice Dental dated July 19, 2011.

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15(d)-14(a)).

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K on July 25, 2011 and herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPM DENTAL, INC.

Date: November 9, 2011	By:	/s/ Josh Morita
Josh Morita
Chairman of the Board of Directors, Chief Executive Officer, Principal Accounting Officer