Form 10-K
period 2011-12-31
Quest Water Global, Inc.
filed 2012-04-16
CIK 1487091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-168895

QUEST WATER GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1994359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Marine Drive, Suite 302 North Vancouver, British Columbia, Canada	V7P 1V7
(Address of principal executive offices)	(Zip Code)

(604) 986-2219
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $30,500 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  84,577,860 as of April 16, 2012

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This annual report includes our audited financial statements as at and for the years ended December 31, 2011 and 2010. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.

As disclosed in our current report on Form 8-K dated January 10, 2012, on January 6, 2012, we completed a share exchange with Quest Water Solutions, Inc. (“Quest”), a Nevada corporation that is now our wholly owned subsidiary and operating business (the “Share Exchange”). The Share Exchange was treated as a recapitalization effected through a share exchange, with Quest as the accounting acquirer and the Company as the accounting acquiree. Going forward, our consolidated financial statements will be, in substance, those of Quest with our assets, liabilities, revenues and expenses included effective from the date of the closing of the Share Exchange; however, this annual report includes audited consolidated financial statements reflecting our prior operations and does not include any financial information of Quest.

FORWARD-LOOKING STATEMENTS

This annual report, any supplement to this annual report, and any documents incorporated by reference in this annual report, include “forward-looking statements”. To the extent that the information presented in this annual report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the risks and uncertainties outlined under the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report, many of which are beyond our control.

These forward-looking statements include, but are not limited to, the following:

●	statements contained in Item 7 and the notes to our audited consolidated financial statements concerning our results of operations, financial condition and our ability to finance our business;

●	statements contained in Item 1 concerning our products, operations and compliance with applicable laws; and

●	statements throughout this annual report concerning our legal structure, the regulation of our business and the market for our common stock.

Factors that could cause actual results to differ materially include, but are not limited to the following:

●	risks related to government regulations and approvals of our products;

●	our need for additional capital to pursue our plan of operations;

●	our dependence on key personnel; and

●	our ability to compete effectively with competitors that have greater financial, marketing and other resources.

The forward-looking statements made in this annual report relate only to events or information as of the date on which the statements are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this annual report and the documents that we reference in this annual report and have filed as exhibits with the understanding that our actual future results may be materially different from what we expect. You should not rely upon forward-looking statements as predictions of future events.

Other sections of this annual report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties. We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.  Business

Business Overview

We are an innovative water technology company that provides sustainable and environmentally sound solutions to water-scarce regions.  We use proven technologies to create economically viable products that address the critical shortage of clean drinking water in developing countries.

Our goal is to address the vital issue of water quality and water supply by providing an alternative, sustainable source of pure water at the smallest possible environmental cost to global areas in need, while becoming a leading company in providing turn-key solutions using alternative energy for the purification, desalination and distribution of clean drinking water.

Our Corporate History and Background

We were incorporated under the laws of Delaware on February 25, 2010. From our inception until the closing of the Share Exchange, we sought to provide dental and other medical professionals with turn-key marketing solutions to generate referrals from existing clients and new business from the general public through our wholly owned subsidiary RPM Dental Systems, LLC (“RPM Kentucky”). RPM Kentucky was formed on September 15, 2009, under the laws of the Commonwealth of Kentucky, and we acquired RPM Kentucky on March 23, 2010.

Prior to the Share Exchange, we had minimal revenue and our operations were limited to capital formation, organization and development of our business plan. As a result of the Share Exchange, we ceased our prior operations and, through Quest, we now operate as an innovative water technology company that provides sustainable and environmentally sound solutions to water-scarce regions.

Quest was incorporated under the laws of Nevada on October 20, 2008.  Its operations to date have consisted of business formation, strategic development, marketing, technologies development, negotiations with technologies companies and capital raising activities. Quest has not generated any revenues since its inception.

Acquisition of Quest

On January 6, 2012, we completed the Share Exchange whereby we acquired all of the issued and outstanding capital stock of Quest in exchange for 2,568,493 shares of our common stock (on a pre-forward split basis), or approximately 62.74% of our issued and outstanding common stock as of the consummation of the Share Exchange. Subsequent to the Share Exchange, we completed a 20 for 1 forward split of our common stock (the “Forward Split”) that became effective on March 1, 2012. Pursuant to the Forward Split, the 2,568,493 shares described above increased to 51,369,860 shares.

As a result of the Share Exchange, Quest became our wholly owned subsidiary and John Balanko and Peter Miele became our principal stockholders. The Share Exchange was treated as a recapitalization effected through a share exchange, with Quest as the accounting acquirer and the Company as the accounting acquiree.

In connection with and effective upon the closing of the Share Exchange, Josh Morita, our former President, Chief Executive Officer, director and principal stockholder, and Dr. Laura Sloan, our former director, resigned as members of our Board of Directors and Mr. Morita resigned as our sole officer. Also effective upon the closing of the Share Exchange, John Balanko and Peter Miele were appointed to fill the vacancies on our Board of Directors created by the resignations of Mr. Morita and Ms. Sloan. In addition, our Board of Directors appointed Mr. Balanko as our President and Chief Executive Officer and Mr. Miele as our Vice President and Secretary, all effective upon the closing of the Share Exchange.

As a result of our acquisition of Quest, Quest became our wholly owned subsidiary and we assumed the business and operations of Quest. We recently change our name from RPM Dental, Inc. to Quest Water Global Inc. to more accurately reflect our new business operations.

Industry Overview

Water is the single most important economic input to the global economy, and more specifically, to individual enterprises. The disparity between supply and demand for clean water is an inexorable problem; yet the relentless international demand for its uninterrupted supply makes water by far the most stable of all global commodities.

Safe water and the prevention of waterborne disease are public health priorities in most developed countries, where clean water generally is available for about one-third of the world’s population. However, water-related human health problems in developing countries are daunting. Global estimates of the population in developing countries that lack access to safe drinking water range from 1.1 to 1.4 billion.

The consequences of lack of safe water are severe. The United Nations’ World Health Organization estimates that more than three billion cases of illness and five million deaths - the majority children - can be attributed annually to unsafe water. The death rate for children alone is estimated at one every eight seconds. Those numbers may rise in the early years of this century. World population surpassed seven billion in 2011. It is expected to top eight billion by 2028. Most of the increases are expected to be in developing countries, increasing pressure on already inadequate water resources.

In Angola, almost three decades of civil war devastated water systems across the country, leaving millions of people without clean, reliable municipal water supplies or basic sanitation. Presently, the quality of water is still very poor, and in fact is considered harmful to public health. Due to these increasing health risk concerns, the government of Angola launched a $650 million “Water for All” initiative in 2007 with the aim to provide clean drinking water to 80% of its rural population by 2012.

Products and Markets

We focus on the manufacture and sale of two products: community drinking water stations and water extraction and purification systems, or WEPSTM. Our community drinking water station is an autonomous, decentralized, self-contained, solar-powered water purification and distribution system, while WEPSTM is a unique, proprietary water extraction and purification system that produces clean drinking water from humidity in the atmosphere. We believe that our products can provide the growing population with access to safe and clean drinking water, with a primary focus in water scarce regions.

We have focused our activities on the fifteen countries of the Southern African Development Community (“SADC”), with specific attention to Angola. There is a vast and increasing demand for a sustainable, cost-effective and decentralized continuous supply of clean drinking water in most areas of the SADC. We provide clean drinking water to end-users utilizing various formats of our water purification and distribution systems that include inexpensive bulk drinking water and government-subsidized community level drinking water. Applications of our systems include rural and urban community water supply, water supply for household needs, remote work site camps and water supply for disaster relief.

Community Drinking Water Station

We have developed a proprietary community drinking water station consisting of a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit is capable of converting brackish, sea or contaminated fresh water into 10,000 to 25,000 litres of high quality drinking water each day. Reverse osmosis and ultrafiltration purification remove all suspended solids, turbidity, viruses, bacteria and most organic compounds. The system uses no chemicals in the pre- or post-purification process, keeping maintenance time and costs to a minimum. The source water is pumped from a contaminated or saline source into an auto backflushing sand filter, through three sets of auto backflushing pre-filters, then through either a reverse osmosis membrane (in the event the source water contains salinity levels >15,000 parts per million) or an ultrafiltration membrane. The purified water is then pumped through an ultraviolet sterilization unit prior to being pumped into a holding tank, then through a second ultraviolet sterilization unit prior to being dispensed by the end user. The pumps and compressors are powered by a series of batteries that are charged through an array of photovoltaic panels.

Our target market for this product includes non-governmental organizations, governmental agencies, land developers, local communities and local water suppliers in developed and developing countries. We utilized ultrafiltration membranes to fabricate and assemble our first two community drinking water stations in the second quarter of 2011. In February 2012, we officially launched them in Angola.

Water Extraction and Purification System (“WEPSTM”)

In addition to the solar-powered water purification system, we have also developed a technology known as WEPSTM that produces potable water from humidity in the atmosphere. WEPSTM technology works by converting humidity into water, otherwise known as atmospheric water extraction. The unit draws in ambient air from the surrounding atmosphere, which passes through an air filtration system to remove any airborne contaminants. The filtered air then passes through the proprietary water extraction system, which efficiently removes moisture (condensate). The condensate is then sent through a multi-step water filtration and purification process. The result is contaminant- and bacteria-free, pure drinking water. The design of the WEPSTM system incorporates elements of proven technology combined with our proprietary process, specifically designed to meet the climatic conditions and local regulatory framework of the installation site. The concept behind WEPSTM is to obtain an alternative, sustainable, pure source of water without exploiting current, limited groundwater resources. Utilizing our proprietary technology, vapor is captured from the troposphere before it condenses, falls to earth in the form of rain or snow and becomes contaminated as it comes in to contact with industrial waste and chemicals, agricultural pollutants and human contaminants.

Our target market for this product includes commercial bottled water operations, agricultural irrigation, industrial capture and reuse and bulk residential supply. The systems are modular and scalable in design, allowing for water production from a few thousand to millions of litres per day.

Growth Strategy

Our goal is to address the vital issue of water quality and water supply by providing an alternative, sustainable source of pure water at the smallest possible environmental cost to global areas in need, while becoming a leading company in providing turn-key solutions using alternative energy for the purification, desalination and distribution of clean drinking water. Primarily, we are focusing on installing our community drinking water stations in Angola.

Our management has worked diligently since 2008 establishing business relationships with key government officials and ministries in Angola, including the Ministries of Industry, Health, Rural Development and Energy and Water departments. In late 2009, while our management was in Angola, the Secretary of State of Industry requested us to design and construct an autonomous water purification and distribution system that would be appropriate for use in rural communities throughout Angola, keeping in mind that there is little to no grid power and virtually no infrastructure in the majority of these locations. After numerous months and much deliberation on which technologies to utilize within the end product, we completed the design of our current community drinking water station. With engineering, technical and manufacturing assistance from our technology partner, Trunz Water Systems AG, the first two units were fabricated and assembled in Switzerland in the second quarter of 2011.

We will install and demonstrate the first two community drinking water stations in Angola upon request, and on behalf of, the Angolan Ministry of Industry under the country’s ‘Water for All’ initiative. The Angolan Ministry of Industry is responsible for the technical assessment and evaluation of all new water technologies intended for use under the ‘Water for All’ program. The Secretary of State for Industry has invited us to demonstrate both of our community drinking water stations in Angola for assessment: one system in a rural community of 250 people approximately 50 kilometres to the east of the capital city of Luanda, and the second system within the slums of the city of Luanda. As a result, the first two units were shipped to Angola in mid-December 2011, arrived in mid-January 2012 and were installed in early February 2012. We anticipate that if the assessment proves successful, the Angolan government will purchase many more community drinking water stations to help fulfill its ‘Water for All’ initiative. We are also involved in discussions with the Angolan Secretary of State for Industry to set up a facility to assemble our community drinking water stations if the assessment of our products proves successful.

Currently, only 50% of the population of Angola has access to an improved drinking water source. We believe that we will play an important role in alleviating this problem by providing access to clean drinking water through the use of our community drinking water stations. However, no assurance can be given that we will be successful in completing sales contracts for the initial community drinking water station units or in consummating sales for additional units.

In keeping with our long-term growth strategy, our secondary business objective is to address the vital issue of water quality and bottled water supply in Angola through our majority-owned subsidiary, Agua Cuilo Lda. Agua Cuilo Lda. plans to construct and operate a water production and bottling plant in Angola. The plant will employ our proprietary WEPSTM technology for the production of water. The bottling operation will compete economically and environmentally with conventional bottled water production.

WEPSTM provides an alternate, pure source of water without exploiting current freshwater resources. In addition to creating a sustainable and reliable water source, other factors that differentiate the WEPSTM process from conventional water supply methods include low power consumption, no harmful by-products and the fact that absolutely no chemicals are utilized in the process. Reducing environmental impacts and costs are goals of our water production and bottling plant. In addition, Agua Cuilo Lda. will manufacture 100% of its biodegradable PET (polyethylene terephthalate) packaging in its plant, saving the energy required to transport thousands of truckloads of empty bottles to its facilities. Agua Cuilo Lda., as a new provider of pure bottled water based within the country, will have an immediate and major cost-competitive and environmental advantage. However, no assurance can be given that Agua Cuilo Lda., will be successful in consummating sales for its bottled water products.

Suppliers

Many of the components we use in our products are readily available from multiple world-wide manufacturers. We currently use specific suppliers for certain proprietary components and technologies, including Trunz Water Systems AG, Trojan Technologies and UV Pure.

Competition

We have identified the need to supply clean drinking water to rural and urban communities in developing countries by providing economically viable, turnkey solutions. We believe this is a good opportunity for us to take advantage of a very specific, targeted market by providing solar-powered, fully-autonomous water purification and distribution systems to populated areas where clean water is scarce.

This is a far different market than that addressed by a large segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the equally large residential sector. The municipal solution requires significant investment for infrastructure development, for example, building plants and laying miles of distribution pipes. Products for residential markets do not offer the performance or features to meet the needs of the first response market or the needs of the underdeveloped nations of the world.

We have identified a few companies that manufacture equivalently sized water purification systems, but may or may not have similarities to our community drinking water station. Our competitors include Cardinal Resources, Inc., SwissINSO Holding, Inc., WorldWater & Solar Technologies, Inc., PureSafe Water Systems, Inc., Global Water Group, Inc., Nirosoft Industries Ltd. and Rodi Systems Corporation. We believe that we have the following competitive advantages as compared to our competitors:

●	Our systems not only purify and store the produced water, but also contain a distribution point for the end user.

●
Our systems are configurable to the source water, thereby providing the option of either a reverse osmosis membrane (in the event of saline or brackish source water) or an ultrafiltration membrane (in the event of contaminated fresh source water).

●
Our systems have higher qualities as compared to our competitors’ for the specific markets that we are pursuing. For example, one competitor manufactures only a mobile disaster relief system that is cost prohibitive and not suitable for use in our target markets. Their units include redundant systems for their identified target market, rendering it cost inefficient. They also operate from grid or generator power and do not offer solar power as an option, further rendering their system unsuitable. Another competitor markets a large reverse osmosis system that is possibly suitable for larger markets or when greater amounts of water are required. It is not a suitable product for our target market in that it utilizes only reverse osmosis membranes, which, if the source water is contaminated fresh water, renders it somewhat excessive and too expensive. Purifying contaminated fresh water as opposed to saline water, reverse osmosis requires a greater amount of power to operate; hence a large array of solar panels is required, making the system far too expensive to operate, when an ultrafiltration membrane and a smaller array of solar panels would suffice to produce the same quantity of water.

The markets in which we intend to operate are highly competitive with respect to performance, quality and price. We anticipate that we will directly compete with those competitors identified above, as well as with other local, regional and water treatment service and equipment providers. In the future, we also may face further competition from new market entrants and possible alliances between existing competitors. Some of our competitors have, or may have, greater financial, marketing and other resources. As a result, competitors may be able to respond more quickly to new or emerging trends and changes in technology, benefit from greater purchasing economies, offer more aggressive pricing to customers or devote greater resources to the promotion of their products than we are capable of accomplishing. There can be no assurance that we will be able to successfully compete in the future with such competitors. The failure to successfully compete could have an adverse effect on our operating results.

Intellectual Property

We developed WEPSTM, a proprietary process that extracts moisture from the atmosphere to produce potable water. While the system incorporates elements of proven technology (dehumidification and refrigeration), we have designed proprietary processes that capture the water from air more efficiently and economically. A further proprietary process incorporated into the system ensures the integrity of the water after production, thereby eliminating the production of bio film, ultimately inhibiting the growth of bacteria.

Agreement with Trunz Water Systems AG

On June 29, 2011, we entered into a Global Cooperation Partner Agreement with Trunz Water Systems AG (“TWS”) of Switzerland for the use of their proprietary technologies that serve as the core of our community drinking water stations. This agreement brings a breadth of fully-developed, proven technologies to us, thereby minimizing development time, costs and risks. Our technologies include an auto backflushing pre-filtration technology and reverse osmosis membrane technology from TWS whose low energy consumption permits the entire water purification process to be powered using solar energy. Under the agreement, we will continue to develop new products with the assistance of and in cooperation with TWS, allowing us to maintain ownership of the end product. TWS will market our community drinking water station system on a worldwide basis along with other products that are co-developed, with a royalty being paid to us for each system sold. In addition to this, we have the rights to market all the products of TWS on a worldwide basis, and as an official dealer in Canada and Angola, which will be sold under our brand. Pursuant to the agreement, TWS will also provide design engineering services, technical assistance, fabrication, manufacturing and consultancy and other services as requested by us.

Employees

We currently have two full time employees and no part time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 2030 Marine Drive, Suite 302, North Vancouver, British Columbia, Canada. Our only materially important facility, we have leased it at a cost of $2,525 per month since January 15, 2011 and expect to do so until January 30, 2014. We believe that this office is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or our officers or directors of those of our subsidiaries’ in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was originally approved for quotation on the OTC Bulletin Board under the symbol “RPMD”. Effective March 9, 2012, our symbol changed from “RPMD” to “QWTR” in connection with our name change from RPM Dental, Inc. to Quest Water Global Inc. and the Forward Split. No established public market exists for our common stock. As of April 16, 2012, and after giving effect to the Share Exchange and Forward Split, there were 84,577,860 shares of our common stock issued and outstanding.

As of April 16, 2012, we also had outstanding warrants to purchase 2,708,000 shares of our common stock at an exercise price of $0.50 per share until January 6, 2015 and February 10, 2015.

Of the 84,577,860 issued and outstanding shares of our common stock, 54,077,860 are restricted shares under the Securities Act. None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act. As of the date of this annual report, the exemption from registration provided by Rule 144 under the Securities Act is not available for these shares pursuant to Rule 144(i).

No trades in our common stock occurred on the OTC Bulletin Board during our two most recent fiscal years.

Holders

As of April 16, 2012, there were approximately 100 holders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Penny Stock

Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule”. Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The Securities and Exchange Commission (the “SEC”) generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of securities and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants are eligible to participate. However, no formal steps have been taken as of the date of this annual report to adopt such a plan.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2011.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended December 31, 2011.

Item 6.  Selected Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our audited consolidated financial statements and the related notes thereto that appear elsewhere in this annual report, as well as Item 1 and the “Presentation of Information” section that appears at the beginning of this annual report.

Overview

We provide sustainable and environmentally sound solutions to water scarce regions. Our goal is to address the vital issue of water quality and water supply by providing an alternative, sustainable source of pure water at the smallest possible environmental cost to global areas in need, while becoming a leading company in providing turn-key solutions using alternative energy for the purification, desalination and distribution of clean drinking water.

We have developed a proprietary community drinking water station consisting of a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit is capable of converting brackish, sea or contaminated surface water into 10,000 to 25,000 litres of high quality drinking water each day.

In addition to the solar-powered water purification systems, we have also developed a technology known as WEPSTM that produces potable water from humidity in the atmosphere. WEPSTM technology works by converting humidity into water, otherwise known as atmospheric water extraction.

Our operations to date have consisted of business formation, strategic development, marketing, technologies development, negotiations with technologies companies and capital raising activities. We have not generated any revenues since our inception.

Results of Operations

Revenue

During the year ended December 31, 2011, we generated $344 in revenue, a decrease of $4,656 or 93.1% compared to the $5,000 in revenue we generated during the prior year. Our cost of revenue for these periods was $0 and $5,038, respectively, which means that we generated a gross profit of $344 during the current year and a loss of $38 during the year ended December 31, 2010.

From our inception on September 15, 2009 to December 31, 2011, we generated $15,844 in revenue at a cost of revenue of $7,879, which resulted in $7,965 of gross profit.

Expenses

During the year ended December 3, 2011, we incurred $23,677 in total expenses, including $18,075 in professional fees, $4,936 in general and administrative expenses and $666 in transfer agent fees. During the prior year, we incurred $28,431 in total expenses, including $18,875 in professional fees and $9,556 in general and administrative expenses. The 18% decrease in our total expenses during the most recent year was primarily due to the reduction in our general and administrative during the period, which was in turn attributable to decreases in our bank service charges, post office box rental and telephone expenses.

From our inception on September 15, 2009 to December 31, 2011, we incurred $95,256 in total expenses, including $39,750 in professional fees, $54,840 in general and administrative expenses and $666 in transfer agent fees.

Net Loss

During the year ended December 31, 2011, we incurred a net loss of $23,333, compared to a net loss of $28,469 during the prior year. We did not experience any net loss per share during these periods.

From our inception on September 15, 2009 to December 31, 2011, we incurred a net loss of $87,291.

Liquidity and Capital Resources

As of December 31, 2011, we had $1,875 in cash and total assets, $8,666 in total liabilities and a working capital deficit of $6,971.  As of December 31, 2011 we had an accumulated deficit of $87,291.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2012.

During the year ended December 31, 2011, we spent $14,667 in cash on operating activities, compared to $32,644 in cash spending on operating activities during the prior year.  The 55.1% decrease in our cash spending on operating activities during the fiscal year ended December 31, 2011 was primarily attributable to the decrease in our net loss as described above as well as an increase to our operating assets, which consisted entirely of $8,666 due to a related party. From our inception on September 15, 2009 to December 31, 2011 we spent $78,625 in cash on operating activities.

We did not receive any cash from financing activities during the year ended December 31, 2011, whereas we received $40,500 in cash from financing activities during the year ended December 31, 2010. This amount consisted of $30,500 in proceeds from the issuance of our common stock plus a $10,000 capital contribution. From our inception on September 15, 2009 to December 31, 2011 we received $80,500 in cash from financing activities.

During the year ended December 31, 2011, our cash decreased by $14,667 from $16,452 to $1,875. As of December 31, 2011, we did not have sufficient cash resources to meet our operating expenses for the next 12 months, but our financial position has changed significantly since the closing of the Share Exchange.

Plan of Operations

Our plan of operations over the next 12 months is to continue to address water quality and supply issues in Angola through the installation of our community drinking water stations as well as the employment of our WEPSTM technology, and we anticipate that we will require approximately $745,000 to pursue those plans. We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements. However, we do not currently have any arrangements in place to complete any further private placement financings and there is no assurance that we will be successful in completing any such financings. If we are unsuccessful in raising sufficient funds through our capital raising efforts, we may review other financing options.

During the next 12 months, we estimate that our planned expenditures will be as follows:

Description	Amount ($)
Equipment purchases	10,000
Rent	30,000
Management fees	300,000
Consulting fees	150,000
Professional fees	130,000
Advertising and promotion expenses	15,000
Travel and automotive expenses	60,000
General and administrative expenses	50,000
Total	745,000

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2011, we had a working capital deficit of $6,791 and an accumulated deficit of $87,291. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are important to the portrayal of our current financial condition and results of operations.

Basis of Presentation and Consolidation

Our consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.  The financial statements include the financial statements of the Company and its wholly-owned subsidiary, RPM Dental Systems, LLC. Our fiscal year end is December 31.

Item 7A.  Quantitative and Qualitative Disclosures About  Market Risk

Not required.

Item 8.  Financial Statements and Supplimentary Data

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
(A Development Stage Company)
Consolidated Financial Statements
Year Ended December 31, 2011
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quest Water Global, Inc. (formerly RPM Dental, Inc.)
(A development stage company)

We have audited the accompanying consolidated balance sheet of Quest Water Global, Inc. (formerly RPM Dental, Inc.) (a development stage company) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011 and accumulated from September 15, 2009 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Quest Water Global, Inc. (formerly RPM Dental, Inc.) as of December 31, 2010 and for the year then ended and the period from September 15, 2009 (date of inception) to December 31, 2010 were audited by other auditors whose report dated April 18, 2011, included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period from September 15, 2009 (date of inception) to December 31, 2010 reflect a net loss of $63,958 of the related cumulative totals. Our opinion, insofar as it related to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended and for the period from September 15, 2009 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported losses since inception of operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RPM Dental, Inc.

We have audited the accompanying consolidated balance sheet of RPM Dental, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and accumulated from September 15, 2009 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and accumulated from September 15, 2009 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas

www.mkacpas.com

April 18, 2011

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31 2011 $	December 31 2010 $

ASSETS

Current assets

Cash	1,875	16,542

Total assets	1,875	16,542

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Due to a related party (Note 4 and 6)	8,666	–

Total current liabilities	8,666	–

Stockholders’ equity (deficit)

Preferred stock, 5,000,000 preferred shares authorized, $0.000001 par value, none issued and outstanding	-	-

Common stock, 95,000,000 common shares authorized, $0.000001 par value, 110,500,000 shares issued and outstanding	111	111

Additional paid-in capital	80,389	80,389

Deficit accumulated during the development stage	(87,291)	(63,958)

Total stockholders’ equity (deficit)	(6,791)	16,542

Total liabilities and stockholders’ equity (deficit)	1,875	16,542

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 6)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Year ended December 31, 2011 $	Year ended December 31, 2010 $	Accumulated from September 15, 2009 (date of inception) to December 31, 2011 $

Revenue	344	5,000	15,844

Cost of revenue	–	5,038	7,879

Gross profit	344	(38)	7,965

Expenses

General and administrative	4,936	9,556	54,840
Professional fees	18,075	18,875	39,750
Transfer agent fees	666	–	666

Total expenses	23,677	28,431	95,256

Net loss for the period	(23,333)	(28,469)	(87,291)

Net loss per share, basic and diluted	–	–

Weighted average shares outstanding	110,500,000	89,191,780

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ (Equity) Deficit
(Expressed in US dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Number #	Amount $	capital $	stage $	Total $
Balance, September 15, 2009 (date of inception)	80,000,000	80	(80)	–	–

Contribution of capital	–	–	40,000	–	40,000

Net loss for the period	–	–	–	(35,489)	(35,489)

Balance, December 31, 2009	80,000,000	80	39,920	(35,489)	4,511

Contribution of capital	–	–	10,000	–	10,000

Common stock issued for cash at $0.01 per share	30,500,000	31	30,469	–	30,500

Net loss for the year	–	–	–	(28,469)	(28,469)

Balance, December 31, 2010	110,500,000	111	80,389	(63,958)	16,542

Net loss for the year	–	–	–	(23,333)	(23,333)

Balance, December 31, 2011	110,500,000	111	80,389	(87,291)	(6,791)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Year ended December 31, 2011 $	Year ended December 31, 2010 $	Accumulated from September 15, 2009 (date of inception) to December 31, 2011 $

Operating Activities:

Net loss for the period	(23,333)	(28,469)	(87,291)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	–	(4,175)	–
Due to a related party	8,666	–	8,666

Net cash used in operating activities	(14,667)	(32,644)	(78,625)

Financing Activities:

Proceeds from issuance of shares	–	30,500	30,500
Proceeds from capital contribution	–	10,000	50,000

Net cash provided by financing activities	–	40,500	80,500

Increase (decrease) in cash	(14,667)	7,856	1,875

Cash, beginning of period	16,542	8,686	–

Cash, end of period	1,875	16,542	1,875

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year Ended December 31, 2011
(Expressed in US dollars)

1.  Nature of Operations and Continuance of Business

Quest Water Global, Inc., formerly RPM Dental, Inc. (the “Company”) is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”, which was engaged in the development of serving dental and other medical professionals with turn-key marketing solutions to generate referrals from existing clients and new business from the general public. Utilizing web 2.0 technologies, the Company offers cost-effective outsourced marketing solutions to medical professionals through its wholly-owned subsidiary RPM Dental Systems, LLC (“RPM LLC”) was formed on September 15, 2009, under the laws of Kentucky. RPM Dental, Inc. was incorporated on February 25, 2010, under the laws of the State of Delaware. On March 23, 2010, the Company acquired RPM LLC.. Subsequent to year end the Company completed the acquisition of Quest Water Solutions Inc. by way of a reverse merger and sold RPM LLC to the former director and controlling shareholder. Refer to Note 6.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2011, the Company has a working capital deficiency of $6,791 and an accumulated deficit of $87,291. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The financial statements include the financial statements of the Company and its former wholly-owned subsidiary, RPM LLC. The Company’s fiscal year-end is December 31.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year Ended December 31, 2011
(Expressed in US dollars)

2.  Summary of Significant Accounting Policies (continued)

(d)	Foreign Currency Translation

The Company uses the temporal method to translate the accounts of its integrated operations into US dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

(e)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash and amounts due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(g)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at December 31, 2011 and 2010, the Company had no items representing comprehensive income/loss.

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year Ended December 31, 2011
(Expressed in US dollars)

2.  Summary of Significant Accounting Policies (continued)

(h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company is required to file federal, state and local income tax returns in the US, as applicable. The open taxation years are 2009 and 2010. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the US have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2011 and 2010, there were no charges for interest or penalties.

(i)	Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. In April 2011, the Company began earning revenue from the distribution of implants and other dental products. The Company recognizes this revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the goods have been delivered, and collectability is reasonably assured. To date RPM LLC has only acted as an agent purchasing supplies so revenue is reported based on the net amount retained which is nil.

(j)	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures are effective for fiscal years beginning after December 15, 2010. This standard was adopted on January 1, 2011 by the Company did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Related Party Transactions

(a)	As at December 31, 2011, the Company owed $8,666 (2010 - $nil) to the former President of the Company which is unsecured, non-interest bearing, and due on demand (Note 6).

(b)
During the year ended December 31, 2011, RPM LLC acted as an agent for a dental business partnership of which a former director of the Company is a partner. No profit or loss has been generated from the transactions.

(c)	During the year ended December 31, 2011, the Company incurred website costs of $4,591 (2010 - $nil) recorded in general and administrative fees to the President of the Company.

(d)	During the year ended December 31, 2011, the Company received a capital contribution of $Nil (2010 - $5,000) from a former director of the Company.

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year Ended December 31, 2011
(Expressed in US dollars)

4.  Common Stock

In September 2010, the Company issued 30,500,000 shares of common stock at $0.001 per share for proceeds of $30,500.

5.  Income Taxes

The Company has net operating losses carried forward of approximately $87,000, available to offset taxable income in future years which expires in fiscal 2030.

The Company is subject to Untied States and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011 $	2010 $

Income tax recovery at statutory rate	7,933	8,114

Valuation allowance change	(7,933)	(8,114)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2011 and 2010 are as follows:

	2011 $	2010 $

Net operating losses carried forward	29,679	21,746

Valuation allowance	(29,679)	(21,746)

Net deferred income tax asset	–	–

6.  Subsequent Events

(a)
On January 6, 2012, the Company entered into a series of transactions pursuant to which it acquired Quest Water Solutions, Inc., a Nevada corporation  (“Quest”), spun-out RPM LLC to the former President the Company, and completed a private offering of securities for an aggregate purchase price of $599,500. The following summarizes the foregoing transactions:

(i)	Acquisition of Quest.

The Company acquired all of the outstanding capital stock of Quest in exchange for the issuance of 51,369,860 shares of common stock pursuant to a Share Exchange Agreement between the former principal stockholder of the Company, Quest and the former shareholders of Quest. As a result of this transaction, Quest became a wholly owned subsidiary of the Company and the former shareholders of Quest became the controlling stockholders of the Company. The transaction will be accounted for as a reverse takeover effected by a share exchange, wherein Quest is considered the acquirer for accounting and financial reporting purposes.

In connection with the share exchange, the two directors and officers of the Company resigned, and the two former principal shareholders of Quest were appointed as directors, President and Vice President of the Company. These directors were also issued one share each of newly designated preferred stock providing voting control over the Company. The Company entered into two management contracts with the new officers for a five year term providing monthly fees of $12,500 and the granting of 2,000,000 stock options at a price of $,25 per share for a five year term.

QUEST WATER GLOBAL, INC.
(formerly RPM Dental, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year Ended December 31, 2011
(Expressed in US dollars)

6.  Subsequent Events (continued)

(ii)	Spin-Out of RPM LLC

Immediately prior to the acquisition of Quest, the Company spun-out RPM LLC to the former President of the Company in exchange for 80,000,000 shares of the Company’s common stock held by him. Such shares were cancelled immediately following the acquisition.The balance owing to the former President as at December 31, 2011 has been forgiven.

(iii)	Financing Transaction

Immediately following the acquisition of Quest, the Company completed a private placement of 2,398,000 units at $0.25 per unit for proceeds of $599,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.50 per share expiring three years from the date of issuance.

On the closing of the above transactions, the Company entered into lock-up agreements with each of the former Quest shareholders who received common stock of the Company in the share exchange, agreeing not to transfer any of the common stock of the Company for a 12 month period after the closing.  In addition, the Company entered into lock-up/leak-out agreements with the two officers of the Company, agreeing not to transfer any of the common stock of the Company for a 12 month period after the closing and for the six months thereafter to limit any transfers to 0.5% up to a maximum of 100,000 shares of common stock on any single day.

Pro forma financial information regarding the above transactions was included in the Company’s Form 8-K which was filed on January 10, 2012.

(b)
On February 10, 2012, the Company completed a private placement of 310,000 units at a price of $0.25 per unit for proceeds of $77,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.50 per share expiring on February 10, 2015.

(c)	On February 20, 2012, the Company completed a 20 for 1 forward split of its common stock. All share amounts have been retroactively adjusted for all periods presented.

(d)	On February 21, 2012, the Company changed its name to Quest Water Global, Inc.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As of the end of the period covered by this report, management, with the participation of our Chief Executive and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective due to certain deficiencies in our internal control over financial reporting.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On April 13, 2012, we appointed Peter Miele as our Chief Financial Officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of April 16, 2012, the names, ages and positions of our directors and executive officers were as follows:

Name	Age	Position
John Balanko	52	Chairman, President, Chief Executive Officer, Director
Peter Miele	53	Vice President, Chief Financial Officer, Secretary, Director

John Balanko – Chairman, President, Chief Executive Officer, Director

Mr. Balanko was appointed as our Chairman, President, Chief Executive Officer and Director on January 6, 2012. Mr. Balanko co-founded Quest and has served as its Chairman, President and Chief Executive Officer since the company’s inception in October 2008.

From 2005 to 2008, Mr. Balanko was the founder and a managing partner of Environmental Water Solutions, Inc. (“EWS”), a company focused on the research and development of atmospheric water generators for commercial applications. During his tenure at EWS, he collaborated with a large, custom air handling manufacturer in San Diego, CA to design, manufacture, and successfully demonstrate a commercial atmospheric water generator. From 2002 to 2005, Mr. Balanko was the managing director and founder of Liquid Air San Diego, a distributor for parent company H2O Liquid Air of Long Beach, CA. Liquid Air San Diego provided sales and service of atmospheric water generators to businesses throughout San Diego County.

From 1994 to 1997, Mr. Balanko held the position of Head of Corporate Finance with Fountain House Holding Corp., a company listed on the TSX Venture Exchange in Canada, where he was also appointed to the Board of Directors in 1995. In 1987, after completing the Canadian Securities Course, Mr. Balanko received the designation of Licensed Investment Representative from the Investment Dealers Association of Canada. From 1987 to 1994, he pursued a career as a financial advisor and investment broker with such firms as C.M. Oliver & Co., Yorkton Securities, Pacific International Securities and Royal Trust Company of Canada.

Mr. Balanko has an extensive 27 year entrepreneurial background in corporate finance, sales, marketing, contract and license negotiation, project management and business development. Over the past 20 years, he has held executive positions with over a dozen private and public companies. Mr. Balanko’s diverse managerial and executive experience gives him unique insights into our business, relationships, challenges, opportunities and operations.

Peter Miele – Vice President, Chief Financial Officer, Secretary, Director

Mr. Miele was appointed as our Vice President, Secretary and Director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012. He also co-founded Quest and has served as its Executive Vice President and Director since the company’s inception in October 2008. Mr. Miele has over 25 years of entrepreneurial and executive experience and has been involved with public and private companies in strategic management framework, business development, marketing, design and branding, along with holding directorship and Corporate Development positions.

Mr. Miele has served as a member of the Board of Directors of Fibresources Corporation, a company formerly listed on the TSX Venture Exchange in Canada, since 2006. In 2004, Mr. Miele was involved in the successful launch of a bottled water company. Innovative and creative, Mr. Miele was involved in the strategic and corporate development of the company’s overall corporate branding, as well as creating and facilitating the company’s marketing and production of new brands of bottled water products.

Neither Mr. Balanko nor Mr. Miele has been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.

Term of Office

Our directors are appointed for a one-year term to hold office until our next annual general meeting of stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by our Board.

All of our officers and directors will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. Our bylaws provide that officers are appointed annually by our Board and each executive officer serves at the discretion of our Board.

Significant Employees

Other than our executive officers, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

●
being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

●	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

Audit Committee

Our Board of Directors established an audit committee on January 6, 2012. Since that date, John Balanko and Peter Miele have acted as the members of the audit committee.  Neither Mr. Balanko nor Mr. Miele are independent members of the committee according to NASDAQ Rule 5605(a)(2) and National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”), since both of them are our executive officers. The Board of Directors adopted a charter for the audit committee on January 6, 2012, a copy of which is filed as Exhibit 99.1 to this annual report.

The audit committee is responsible for reviewing both our interim and annual financial statements. For the purposes of performing their duties, the members of the audit committee have the right, at all times, to inspect all our books and financial records as well as those of our subsidiaries, and discuss with management and our auditors any accounts, records and matters relating to our financial statements. The audit committee meets periodically with management and annually with our auditors.

Since the commencement of our most recently completed financial year, our Board of Directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an auditor.

Our Board of Directors has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Nomination Procedures for Appointment of Directors

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board, and does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board, they may do so by communicating directly with our President at the address specified on the cover of this annual report.

Code of Ethics

We have not yet adopted a code of ethics because we have not yet finalized the content of such a code.

Item 11.  Executive Compensation

None of our directors or executive officers received any compensation from us during our last two completed fiscal years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Outstanding Equity Awards at Fiscal Year-End

None.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted from time to time at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole participates in the consideration of executive compensation.

Compensation of Directors

Our directors did not receiv any compensation for their services as directors from our inception on September 15, 2009 to December 31, 2011. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth certain information regarding our common stock and our Series A Voting Preferred Stock beneficially owned as of April 16, 2012 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of this annual report. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of this annual report is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	John Balanko (1) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	17,400,000	20.6
Common Stock	Peter Miele (2) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	17,800,000 (3)	21.0
Common Stock	Josh Morita (4) 3285 Blazer Parkway, Suite 200 Lexington, Kentucky 40509	-	-
Common Stock	Dr. Laura Justice Slone (5) 3285 Blazer Parkway, Suite 200 Lexington, Kentucky 40509	-	-
	All Officers and Directors as a Group	35,200,000	41.6
Series A Voting Preferred Stock (6)	John Balanko (1) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	1	50
Series A Voting Preferred Stock (6)	Peter Miele (2) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	1	50
	All Officers and Directors as a Group	2	100

(1)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012.

(2)	Peter Miele was appointed as our Vice President, Secretary and director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012.

(3)	Includes 17,400,000 shares owned by Peter Miele directly and 400,000 shares owned by Anne Marie Miele, the spouse of Mr. Miele.

(4)	Josh Morita was our Chairman, President, Chief Executive Officer and director from our inception on February 25, 2010 to January 6, 2012.

(5)	Dr. Laura Justice Slone was our director from our inception on February 25, 2010 to January 6, 2012.

(6)
Each holder of our Series A Voting Preferred Stock is entitled to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Preferred Stock into a number equal to the quotient derived by dividing 0.4285 into the total number of votes of our common stock and any other capital stock of the Company (other than the Series A Voting Preferred Stock) having general voting rights. Holders of Series A Voting Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote. The holders of shares of our common stock and the holders of shares of any other capital stock of the Company having general voting rights shall vote together as one class on all matters submitted to a vote of our stockholders.

Changes in Control

As of April 16, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationship and Related Transactions, and Director Independence

As at December 31, 2011, we owed $8,666 to Josh Morita our former Chairman, President, Chief Executive Officer and director. This amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2011, we acted as an agent for a business partnership of which Dr. Laura Justice Slone, our former director, is a partner. No profit or loss was generated through any transactions in which we acted as such.

During the year ended December 31, 2011, we incurred $4,591 in general and administrative expenses owed to Mr. Morita.

On January 6, 2012, we entered into a Share Exchange Agreement with Mr. Morita, Quest and the former shareholders of Quest (the “Quest Shareholders”) pursuant to which we acquired all of the outstanding capital stock of Quest from the Quest Shareholders in exchange for 2,568,493 pre-Forward Split (51,369,860 post-Forward Split) shares of our common stock. The shares issued to the Quest Shareholders in the Share Exchange constituted approximately 62.74% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange. As a result of the Share Exchange, Quest became our wholly owned subsidiary and John Balanko and Peter Miele, the former shareholders of Quest and our current directors and officers, became our principal stockholders.

In connection with the Share Exchange, on January 6, 2012, we issued 1,740,000 pre-Forward Split (34,800,000 post-Forward Split) shares of our common stock to Mr. Balanko and Mr. Miele. Mr. Balanko and Mr. Peter Miele each also received one share of our newly designated Series A Voting Preferred Stock. Each holder of our Series A Voting Preferred Stock is entitled to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Preferred Stock into a number equal to the quotient derived by dividing 0.4285 into the total number of votes of our common stock and any other capital stock of the Company (other than the Series A Voting Preferred Stock) having general voting rights. Therefore, each share of our Series A Voting Preferred Stock entitles the holder thereof to approximately 35% of the voting power of our capital stock. Accordingly, Mr. Balanko and Mr. Miele together control more than 50% of the votes eligible to be cast by our stockholders.

Also in connection with the Share Exchange, on January 6, 2012, we entered into an Agreement of Sale with Mr. Morita pursuant to which we sold our equity interest in RPM Kentucky to Mr. Morita in exchange for 4,000,000 pre-Forward Split (80,000,000 post-Forward Split) shares of our common stock that were subsequently cancelled.

Also in connection with the Share Exchange, on January 6, 2012, we entered into Lock-Up/Leak-Out Agreements with Mr. Balanko and Mr. Miele pursuant to which each of them agreed not to transfer any of our capital stock held directly or indirectly by him for a 12-month period and for the six months thereafter to limit any transfers to 0.5% of the shares of our common stock, up to a maximum of 5,000 pre-Forward Split (100,000 post-Forward Split) shares on any single day.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that none of our directors meet this definition of independence due to the fact that our directors are also are executive officers.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. NI 52-110 requires us, as a venture issuer, to disclose in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in NI 52-110, Mr. Balanko and Mr. Miele are not independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see Item 10 of this annual report under the heading “Directors and Officers”.

None of our audit committee members is “financially literate” as defined in NI 52-110.

Since the commencement of our most recently completed financial year, we have not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our most recently completed financial year, we have not relied on the exemptions contained in sections 2.4 or 8 of NI 52-110.  Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided.  Section 8 (Exemptions) permits us to apply to a securities regulatory authority for an exemption from the requirements of NI 52-110 in whole or in part.

Our audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the audit committee charter. A copy of our audit committee charter is filed as Exhibit 99.1 to this annual report.

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires us, as a venture issuer, to disclose in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our Board of Directors currently consists of two members, John Balanko and Peter Miele.  We have determined that neither Mr. Balanko nor Mr. Miele is independent as that term is defined in NI 52-110 due to the fact that they are also our executive officers.

Directorships

Our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to our Board of Directors regarding their role on the Board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a Board member. This information includes our most recent budget approved by the Board, our most recent annual report, our audited financial statements and copies of our interim quarterly financial statements.

The Board does not provide continuing education for our directors. Each director is responsible for maintaining the skills and knowledge necessary to meet their obligations as a director.

Ethical Business Conduct

Our Board of Directors does not take any formal steps to encourage and promote a culture of ethical business conduct as it has found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law have been sufficient to ensure that the Board operates independently of management and in our best interests.

Nomination of Directors

Our Board of Directors is responsible for identifying new director nominees. In identifying candidates for the Board, the Board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the Board. As part of the process, the Board, together with management, is responsible for conducting background searches and is empowered to retain search firms to assist in the nomination process. Once candidates have gone through a screening process and met with the existing directors, they may be formally put forward as nominees for approval by the Board.

Compensation

Our Board of Directors plans to conduct reviews with regard to directors’ compensation once a year. To make its recommendation on directors’ compensation, the Board will take into account the types of compensation and the amounts paid to directors of comparable publicly traded companies whose stock is quoted on the OTC Bulletin Board.

Assessments

Our Board of Directors intends for individual director assessments to be conducted by other directors, taking into account each director’s contributions at Board meetings, service on committees, experience base, and their general ability to contribute to one or more of our major needs. However, due to our stage of development and our need to deal with other urgent priorities, the Board has not yet implemented such a process of assessment.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Dale Matheson Carr-Hilton LaBonte LLP, and our former auditors, M&K CPAs, PLLC, in connection with the audit of our financial statements for the years ended December 31, 2011 and 2010, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2011 ($)	Year Ended December 31, 2010 ($)
Audit fees and audit-related fees	16,500	6,000
Tax fees	-	-
All other fees	-	-
Total	16,500	6,000

In the above table, “audit fees” are fees billed by our auditors for services provided in auditing our annual financial statements. “Audit-related fees” are fees not included in audit fees that are billed by our auditors for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by our auditors for professional services rendered for tax compliance, advice and planning. “All other fees” are fees billed by our auditors for products and services not included in the foregoing categories.

Policy on Pre-Approval

Our Board of Directors pre-approves all services provided by our auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits

The following documents are filed as a part of this annual report.

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions Inc. and the shareholders of Quest Water Solutions Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Designation for Series A Voting Preferred Stock (1)
10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)
10.2	Subscription Agreement dated January 6, 2012 (1)
10.3	Form of Warrant dated January 6, 2012 (1)
10.4	Registration Rights Agreement dated January 6, 2012 (1)
10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)
10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)
10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)
10.7	Management Agreement with John Balanko dated November 1, 2011 (1)
10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)
10.9	Global Cooperation Partner Agreement between Quest Water Solutions Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Balanko	Chairman, President, Chief Executive Officer, Director	April 16, 2012
John Balanko

/s/ Peter Miele	Vice President, Chief Financial Officer, Secretary, Director	April 16, 2012
Peter Miele