Form 10-K/A
period 2011-12-31
Quest Water Global, Inc.
filed 2012-04-19
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $30,500 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 84,577,860 as of April 16, 2012

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Quest Water Global, Inc. (the “Company”), amends the Company’s annual report for the year ended December 31, 2011 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101.

No other changes have been made to the Original Filing. This amended annual report continues to speak as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update any related disclosures made in the Original Filing.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions Inc. and the shareholders of Quest Water Solutions Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Designation for Series A Voting Preferred Stock (1)
10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)
10.2	Subscription Agreement dated January 6, 2012 (1)
10.3	Form of Warrant dated January 6, 2012 (1)
10.4	Registration Rights Agreement dated January 6, 2012 (1)
10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)
10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)
10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)
10.7	Management Agreement with John Balanko dated November 1, 2011 (1)
10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)
10.9	Global Cooperation Partner Agreement between Quest Water Solutions Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
99.1	Audit Committee Charter (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2012	QUEST WATER GLOBAL INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Balanko	Chairman, President, Chief Executive Officer, Director	April 18, 2012
John Balanko

/s/ Peter Miele	Vice President, Chief Financial Officer, Secretary, Director	April 18, 2012
Peter Miele