Form 10-Q
period 2012-03-31
Quest Water Global, Inc.
filed 2012-05-21
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 21, 2012, the registrant’s outstanding common stock consisted of 84,577,860 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4. Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	11
Item 6. Exhibits	12

2

Item 1. Financial Statements

Quest Water Global Inc.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Financial Statements

Three Months Ended March 31, 2012

(Expressed in US dollars)

(unaudited)

3

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	March 31, 2012	December 31, 2011
	$	$

ASSETS
Current assets
Cash	346,454	33,060
Prepaid expenses	7,988	12,429
Total current assets	354,442	45,489
Property and equipment (Note 3)	285,158	275,712
Total assets	639,600	321,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	172,238	166,642
Accrued liabilities	11,427	29,158
Convertible notes payable, net of unamortized discount of $14,758 (2011 - $16,693) (Note 4)	49,243	262,807
Loan payable (Note 5)	200,000	200,000
Due to related parties (Note 6)	500,503	515,893
Total current liabilities	933,411	1,174,500

Nature of operations and continuance of business (Note 1)
Commitments (Note 9)
Subsequent events (Notes 4(c), (d) and 10)

Stockholders’ deficit

Preferred stock, 5,000,000 preferred shares authorized, $0.000001 par value, 2 and nil shares issued and outstanding, respectively (Note 1)	2	–
Common stock, 95,000,000 common shares authorized, $0.000001 par value, 84,577,860 and 110,500,000 shares issued and outstanding, respectively	2,571	2,456
Additional paid-in capital	1,498,273	592,662
Deficit accumulated during the development stage	(1,794,657)	(1,448,417)
Total stockholders’ deficit	(293,811)	(853,299)
Total liabilities and stockholders’ deficit	639,600	321,201

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Statement of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Accumulated from February 20, 2009 (date of inception) to March 31, 2012
	$	$	$

Expenses
Advertising and promotion	2,095	1,536	19,250
Amortization	3,780	1,012	13,804
Automotive	21,707	3,276	60,042
Consulting fees	7,402	2,250	174,925
Foreign exchange loss (gain)	12,796	(135)	1,128
Management fees (Note 6)	75,000	45,000	635,000
Office and general	60,451	3,898	113,415
Professional fees	94,571	23,813	368,930
Rent	7,541	7,681	93,584
Telephone	4,451	3,471	40,761
Transfer agent fees	10,894	–	10,894
Travel	40,390	–	146,346
Total expenses	341,078	91,802	1,678,079

Loss before other income (expense)	(341,078)	(91,802)	(1,678,079)
Other income (expense)
Accretion of discount on convertible note payable	(5,162)	(17,575)	(119,349)
Gain on settlement of debt	–	–	7,902
Interest expense	–	(2,467)	(6,206)
Interest income	–	–	1,075
Total other income (expense)	(5,162)	(20,042)	(116,578)
Net loss	(346,240)	(111,844)	(1,794,657)

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	79,120,531	47,748,000

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Preferred stock		Common stock		Additional paid-in	Deficit accumulated during the development
	Number	Amount $	Number	Amount $	capital $	stage $	Total $

Balance, December 31, 2011	–	–	110,500,000	111	80,390	(87,291)	(6,790)
January 6, 2012 – recapitalization transactions: (Note 1)
Common stock returned and cancelled for spin out of RPM Dental	–	–	(80,000,000)	(80)	(49,890)	56,791	6,821
Recapitalization	–	–	–	(31)	(30,500)	30,500	(31)
Shares issued for Quest Water Solutions, Inc.	–	–	51,369,860	2,568	821,276	(1,448,417)	(624,573)
Preferred stock issued	2	2	–	–	–	–	2

Common stock issued for cash at $0.25 per unit	–	–	2,398,000	2	599,498	–	599,500

Common stock issued for cash at $0.25 per unit	–	–	310,000	1	77,499	–	77,500

Net loss for the period	–	–	–	–	–	(346,240)	(346,240)

Balance, March 31, 2012	2	2	84,577,860	2,571	1,498,273	(1,794,657)	(293,811)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Accumulated from February 20, 2009 (date of inception) to March 31, 2012
	$	$	$

Operating Activities:
Net loss for the period	(346,240)	(111,844)	(1,794,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	5,162	17,575	119,349
Amortization	3,780	1,012	13,804
Gain on settlement of debt	–	–	(7,902)
Changes in operating assets and liabilities:
Prepaid expenses	4,441	(8,218)	(7,988)
Accounts payable	5,596	3,453	187,689
Accrued liabilities	(17,731)	2,465	12,674
Due to/from related parties	(15,388)	30,054	500,505
Net cash used in operating activities	(360,380)	(65,503)	(976,528)
Investing Activities:
Purchase of property and equipment	(13,226)	(101,948)	(298,962)
Net cash used in investing activities	(13,226)	(101,948)	(298,962)
Financing Activities:
Proceeds from convertible notes payable	10,000	50,000	389,500
Proceeds from loans payable	–	–	208,000
Proceeds from issuance of common stock	677,000	112,500	1,024,442
Net cash provided by financing activities	687,000	162,500	1,621,944
Increase (decrease) in cash	313,394	(4,951)	346,454
Cash, beginning of period	33,060	11,076	–
Cash, end of period	346,454	6,125	346,454
Non-cash investing and financing activities:
Common stock issued to settle accounts payable	–	–	11,750
Quest notes conversion prior to recapitalization transactions (Notes 4 (a) and (b))	225,500	–	325,500
Common stock issued to settle loans payable	–	–	4,000
Supplemental disclosures:
Interest paid	–	–	1,586
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

On January 6, 2012, Quest Water Global, Inc. (formerly RPM Dental, Inc.) (the “Company”) entered into a series of transactions pursuant to which the Company acquired Quest Water Solutions, Inc., a Nevada corporation (“Quest”); spun-out its prior operations to the Company’s former principal stockholders, directors and officers; and completed a private offering of the Company’s securities for an aggregate purchase price of approximately $677,000. The following summarizes the foregoing transactions:

●	Acquisition of Quest. The Company acquired all of the outstanding capital stock of Quest in exchange for the issuance of 51,369,860 shares of the Company’s common stock pursuant to a Share Exchange Agreement between the Company, the Company’s former principal stockholder, Quest and the former stockholders of Quest. As a result of this transaction, Quest became a wholly owned subsidiary and the former shareholders of Quest became the Company’s controlling stockholders. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Quest is considered the acquirer for accounting and financial reporting purposes.

Two former principal shareholders of Quest each received one share of a newly designated Series A Voting Preferred Stock. Each share of Series A Voting Preferred Stock entitles the holder thereof to approximately 35% of the voting power of the Company’s capital stock. Accordingly, the two former principal shareholders of Quest, together, control more than 50% of the votes eligible to be cast by stockholders in the election of directors and generally.

●	Spin-Out of RPM Dental Business. Immediately prior to the acquisition of Quest, the Company spun-out RPM Dental Systems, LLC, a limited liability company formed in Kentucky and a wholly owned subsidiary, to the Company’s former officer and director and principal stockholder. As consideration the former director returned 80,000,000 shares of the Company’s common stock held by that person. These shares were cancelled immediately following the acquisition.

●	Financing Transaction. Immediately following the acquisition of Quest, the Company completed a private offering of units consisting of an aggregate of (i) 2,398,000 shares of common stock and (ii) warrants to purchase 2,398,000 shares of common stock. The warrants have a three-year term and a per share exercise price of $0.50. The aggregate purchase price of the units was $599,500.

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

As a result of the foregoing transactions, the Company is an innovative water technology company that provides solutions to water scarce regions. The Company’s operations to date have been limited primarily to capital formation, organization, and development of its business plan. As such, the Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business (continued)

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2012, the Company has a working capital deficiency of $578,969 of which $500,503 is owed to the two principal shareholders, and accumulated stockholders’ deficit of $293,811. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has a loan outstanding that is not in compliance with its repayment terms (see Notes 5). The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. As at March 31, 2012 and December 31, 2011, the financial statements include the accounts of the Company, its wholly-owned subsidiary, Quest; Quest’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada; and its 88% owned inactive subsidiaries Agua Cuilo Lda., Cuilo Embalnages, Lda., and Cuilo Comercial, Lda. All inter-company balances and transactions have been eliminated on consolidation. The Company’s fiscal year-end is December 31.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of receivables, fair value of convertible debt, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Property and Equipment

Property and equipment are stated at cost. The Company amortizes the cost of property and equipment over their estimated useful lives at the following annual rates:

Computer equipment	45%	declining balance basis
Computer software	100%
Furniture and equipment	20%	declining balance basis

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(d)	Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

(e)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Level 3

Level 3 applies to assets or liabilities for which there are no observable inputs to the valuation methodology that are relevant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, convertible note payable, loan payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stocks outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(g)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at March 31, 2012, and 2011, the Company had no items representing comprehensive income/loss.

(h)	Foreign Currency Translation

The Company’s functional currency is U.S. Dollars. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

The Company’s integrated foreign subsidiaries are financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into US dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

(i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2012 and December 31, 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company is required to file federal and provincial income tax returns in Canada and federal, state and local income tax returns in the US, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and US income tax returns, the open taxation year is 2009. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and US have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation year noted above.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the periods ended March 31, 2012 and December 31, 2011, there were no charges or provisions for interest or penalties.

(j)	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard was adopted on January 1, 2010 by the Company and did not have a material effect on the Company’s consolidated financial statements. The disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures are effective for fiscal years beginning after December 15, 2010 which is not expected to have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(Expressed in US dollars)

(unaudited)

3.	Property and Equipment

	Cost	Accumulated Amortization	Net Carrying Value March 31, 2012	Net Carrying Value December 31, 2011
	$	$	$	$

Computer equipment	24,587	7,799	16,788	4,853
Computer software	1,673	1,673	–	–
Demonstration equipment	265,275	2,210	263,065	265,275
Furniture and equipment	7,426	2,121	5,305	5,584

	298,961	13,803	285,158	275,712

4.	Convertible Notes Payable

(a)	On September 11, 2011, Quest received proceeds of $200,000 and issued a convertible promissory note, which bears interest at 10% per annum, is unsecured, and due on demand. The unpaid amount of principal can be converted at any time at the holder’s option at $0.20 per share of Quest’s common stock. In accordance with ASC 470-20, Quest recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $200,000. For the three month period ended March 31, 2012, $Nil (December 31, 2011 - $50,000) had been accreted, increasing the carrying value of the convertible note to $200,000.

On January 5, 2012, 1,000,000 shares of Quest’s common stock were issued to settle the note, and the shares were subsequently exchanged for 2,000,000 shares of the Company’s common stock.

(b)	On October 3, 2011, Quest received proceeds of $25,500 and issued three separate convertible notes which are non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.20 per share of common stock. In accordance with ASC 470-20, Quest recognized the intrinsic value of the embedded beneficial conversion feature of $6,375 as additional paid-in capital and charged to operations over the term of the convertible notes up to their face value of $25,500. For the three month period ended March 31, 2012, $Nil (December 31, 2011 - $6,375) had been accreted, increasing the carrying value of the convertible notes to $25,500.

On January 5, 2012, 127,500 shares of Quest’s common stock were issued to settle the note, and the shares were subsequently exchanged for 255,000 shares of the Company’s common stock.

(c)	During December 2011, the Company received proceeds of $54,000 and issued three separate convertible notes which are non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $17,419 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $54,000. For the three month period ended March 31, 2012, $4,355 (December 31, 2011 - $726) had been accreted.

On May 4, 2012, the Company issued 216,000 units to settle the note, and $12,338 had been accreted, increasing the carrying value of the convertible notes to $54,000 prior to conversion.

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(Expressed in US dollars)

(unaudited)

4.	Convertible Notes Payable (continued)

(d)	On January 3, 2012, the Company received proceeds of $10,000 and issued a convertible note which is non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holder’s option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $3,226 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $10,000. For the three month period ended March 31, 2012, $807 (December 31, 2011 - $Nil) had been accreted.

On May 4, 2012, the Company issued 40,000 units to settle the note, and $2,419 had been accreted, increasing the carrying value of the convertible notes to $10,000 prior to conversion.

5.	Loan Payable

On November 12, 2009, the Company received $200,000 from a non-related company in the form of a non-interest bearing loan, secured by a promissory note, and personally guaranteed by the President and Vice President of the Company. The loan was due on January 12, 2010 and remains outstanding.

6.	Related Party Transactions

(a)	As at March 31, 2012, a total of $201,604 (December 31, 2011 - $302,421) is owed to the President of the Company. The amount is non-interest bearing, unsecured, and due on demand.

(b)	As at March 31, 2012, a total of $298,899 (December 31, 2011 - $213,472) is owed to the Vice President of the Company. The amount is non-interest bearing, unsecured, and due on demand.

(c)	For the three months ended March 31, 2012, the Company incurred a total of $75,000 (2011 - $45,000) in management fees to the President and the Vice President of the Company.

7.	Common Stock

(a)	On January 5, 2012, Quest issued 1,127,500 shares of common stock pursuant to the conversion of notes payable. Refer to Notes 4(a) and (b).

(b)	On January 6, 2012, the Company issued 51,369,860 shares of common stock for the acquisition of Quest.

(c)	On January 6, 2012, the Company issued 2,398,000 units at a price of $0.25 per unit for proceeds of $599,500. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share expiring on January 6, 2015. The fair value of the warrants was estimated to be $285,578 using the Black Scholes option pricing model, a three year term, an expected volatility of 100% and a risk free interest rate of 0.40%. The fair value of the warrants is included in additional paid-in capital.

(d)	On February 10, 2012, the Company issued 310,000 units at a price of $0.25 per unit for proceeds of $77,500. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share expiring on February 10, 2015. The fair value of the warrants was estimated to be $47,710 using the Black Scholes option pricing model, a three year term, an expected volatility of 100% and a risk free interest rate of 0.36%. The fair value of the warrants is included in additional paid-in capital.

(e)	On February 20, 2012, the Company completed a 20 for 1 forward split of its common stock. All share amounts have been retroactively adjusted for all periods presented.

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(Expressed in US dollars)

(unaudited)

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2011	–	–
Issued	2,708,000	0.50
Balance, March 31, 2012	2,708,000	0.50

As at March 31, 2012, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015

2,708,000

9.	Commitments

(a)	In January 2011, the Company signed a lease for office premises and agreed to pay annual basic rent of $12,024 plus taxes up to January 2014.

(b)	On November 1, 2011, the Company entered into a management agreement with the President of the Company whereby it is obligated to pay $12,500 per month from October 3, 2011 to November 1, 2016. The Company committed to granting the President a five year option to purchase up to 2,000,000 shares of common stock of the Company at an exercise price of $0.25 per share. As at March 31, 2012, none of the options have been granted.

The agreement may be terminated by written notice. Upon termination, the President shall receive a termination fee equal to the sum of:

(i)	Buy-out of any outstanding stock options for a price equal to the fair market value of the Company’s common stock multiplied by the number of shares under options and less the exercise price; plus

(ii)	The greater of:
●	The aggregate remaining fees for the unexpired remainder of the term; or
●	One annual fee plus one month fee for each year served after the November 1, 2011.

(c)	On November 1, 2011, the Company entered into a management agreement with the Vice-President of the Company whereby it is obligated to pay $12,500 per month from October 3, 2011 to November 1, 2016. The Company committed to granting the Vice-President a five year stock option to purchase up to 2,000,000 shares of common stock of the Company at an exercise price of $0.25 per share. As at March 31, 2012, none of the options have been granted.

The agreement may be terminated by written notice. Upon termination, the Vice-President shall receive a termination fee equal to the sum of:

(i)	Buy-out of any outstanding stock options for a price equal to the fair market value of the Company’s common stock multiplied by the number of shares under options and less the exercise price; plus

(ii)	The greater of:
●	The aggregate remaining fees for the unexpired remainder of the term; or
●	One annual fee plus one month fee for each year served after the November 1, 2011.

QUEST WATER GLOBAL INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(Expressed in US dollars)

(unaudited)

10.	Subsequent Events

(a)	On May 2, 2012, the Company issued 256,000 shares of common stock pursuant to the conversion of notes payable. Refer to Notes 4(c) and (d).

(b)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.50 per share of common stock.

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended March 31, 2012. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

As disclosed in our current report on Form 8-K dated January 10, 2012, on January 6, 2012, we completed a share exchange with Quest Water Solutions, Inc. (“Quest”), a Nevada corporation that is now our wholly owned subsidiary and operating business (the “Share Exchange”). The Share Exchange was treated as a recapitalization effected through a share exchange, with Quest as the accounting acquirer and the Company as the accounting acquiree. Our consolidated financial statements are therefore, in substance, those of Quest.

FORWARD-LOOKING STATEMENTS

This quarterly report, any supplement to this quarterly report, and any documents incorporated by reference in this quarterly report, include “forward-looking statements”. To the extent that the information presented in this quarterly report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

The forward-looking statements made in this quarterly report relate only to events or information as of the date on which the statements are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this quarterly report and the documents that we reference in this quarterly report and have filed as exhibits with the understanding that our actual future results may be materially different from what we expect. You should not rely upon forward-looking statements as predictions of future events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our interim unaudited consolidated financial statements and the related notes thereto that appear elsewhere in this quarterly report, as well as the “Presentation of Information” section that appears at the beginning of this quarterly report.

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

Quest was incorporated under the laws of Nevada on October 20, 2008 and commenced operations on February 20, 2009. Its operations to date have consisted of business formation, strategic development, marketing, technologies development, negotiations with technologies companies and capital raising activities. Quest has not generated any revenues since its inception.

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

Business Overview

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

Our operations to date have consisted of business formation, strategic development, marketing, technologies development, negotiations with technology companies and capital raising activities.

Results of Operations

Revenue

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended March 31, 2012, we incurred $341,078 in total expenses, including $94,571 in professional fees, $75,000 in management fees, $60,451 in office and general expenses, $40,390 in travel expenses, $21,707 in automotive expenses, $12,796 in foreign exchange loss, $10,894 in transfer agent fees, $7,541 in rent, $7,402 in consulting fees, $4,451 in telephone expenses, $3,780 in amortization and $2,095 in advertising and promotion expenses. During the same period in the prior year, we incurred $91,802 in total expenses, including $23,813 in professional fees, $45,000 in management fees, $3,898 in office and general expenses, $3,276 in automotive expenses, $7,681 in rent, $2,250 in consulting fees, $3,471 in telephone expenses, $1,012 in amortization and $1,536 in advertising and promotion expenses, as offset by $135 in foreign exchange gain. The 271% increase in our total expenses during the most recent period resulted from increases in our expenses in every major category, which were in turn attributable to the increase in our business operations, the closing of the Share Exchange and the costs associated with becoming a public company.

From our inception on February 20, 2009 to March 31, 2012, we incurred $1,678,079 in total expenses, including $368,930 in professional fees, $635,000 in management fees, $113,415 in office and general expenses, $146,346 in travel expenses, $60,042 in automotive expenses, $1,128 in foreign exchange loss, $10,894 in transfer agent fees, $93,584 in rent, $174,925 in consulting fees, $40,671 in telephone expenses, $13,804 in amortization and $19,250 in advertising and promotion expenses.

Net Loss

During the three months ended March 31, 2012, we incurred a loss before other expense of $341,078 and a net loss of $346,240, whereas we incurred a loss before other expense of $91,082 and a net loss of $111,844 during the same period in the prior year. We did not experience any net loss per share during either of these periods.

From our inception on October 20, 2008 to March 31, 2012, we incurred a loss before other expense of $1,678,079 and a net loss of $1,794,657. The majority of our other expense during each of the periods referenced above was related to the accretion of discount on our convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2012, we had $346,454 in cash, $639,600 in total assets, $933,411 in total liabilities and a working capital deficit of $578,969. As of March 31, 2012 we had an accumulated deficit of $1,794,657.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2012.

During the three months ended March 31, 2012, we spent $360,380 in cash on operating activities, compared to $65,503 in cash spending on operating activities during the same period in the prior year. The 450% increase in our cash spending on operating activities during the three months ended March 31, 2012 was primarily attributable to the increase in our net loss as described above as well as decreases in our operating liabilities, and in particular amounts due to related parties. From our inception on February 20, 2009 to March 31, 2012 we spent $976,528 in cash on operating activities.

During the three months ended March 31, 2012, we spent $13,226 in cash on investing activities, whereas we spent $101,948 in cash on investing activities during the same period in the prior year. All of our spending on those activities was in the form of property and equipment purchases during both periods. Our investing activities decreased between the 2011 and 2012 periods largely because we recently shipped our first two community drinking water stations to Angola, installed and demonstrated one system, and are currently awaiting the results of the Angolan Ministry of Industry’s technical assessment on that system before purchasing additional equipment. Our second system is awaiting an installation location and is currently being held in storage in the Viana Industrial Park owned by the Ministry of Industry. From our inception on February 20, 2009 to March 31, 2012, we spent $298,962 in cash on the purchase of property and equipment, our only investing activities to date.

We received $687,000 in cash from financing activities during the three months ended March 31, 2012, consisting of $677,000 in proceeds from the issuance of our common stock and $10,000 in proceeds from convertible notes payable. During the three months ended March 31, 2011, we received $162,500 in cash from financing activities, consisting of $112,500 in proceeds from the issuance of our common stock and $50,000 in proceeds from convertible notes payable. From our inception on February 20, 2009 to March 31, 2012 we received $1,621,944 in cash from financing activities, including the following proceeds: $1,024,442 from the issuance of our common stock, $389,500 from convertible notes payable and $208,000 from loans payable.

During the three months ended March 31, 2012, our cash increased by $313,394 as a result of our operating, investing and financing activities, from $33,060 to $346,454. As of March 31, 2012, we only had sufficient cash resources to meet our operating expenses for the next three months based on our current burn rate. However, we anticipate that our burn rate will be significantly less going forward since a number of expenses associated with closing the Share Exchange were non-recurring. We therefore expect to spend less cash during future interim periods than we did during our most recent fiscal quarter.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2012, we had a working capital deficit of $578,969 and an accumulated deficit of $1,794,657. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

Our consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. As at March 31, 2012 and December 31, 2011, the financial statements include the accounts of the Company, its wholly-owned subsidiary, Quest; Quest’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada; and its 88% owned inactive subsidiaries Agua Cuilo Lda., Cuilo Embalnages, Lda., and Cuilo Comercial, Lda. All inter-company balances and transactions have been eliminated on consolidation. Our fiscal year-end is December 31.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this quarterly report.

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions, Inc. and the shareholders of Quest Water Solutions, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Designation for Series A Voting Preferred Stock (1)
10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)
10.2	Subscription Agreement dated January 6, 2012 (1)
10.3	Form of Warrant dated January 6, 2012 (1)
10.4	Registration Rights Agreement dated January 6, 2012 (1)
10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)
10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)
10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)
10.7	Management Agreement with John Balanko dated November 1, 2011 (1)
10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)
10.9	Global Cooperation Partner Agreement between Quest Water Solutions, Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2012	QUEST WATER GLOBAL INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

