Form 10-Q
period 2012-06-30
Quest Water Global, Inc.
filed 2012-08-20
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-168895

QUEST WATER GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994359
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2030 Marine Drive, Suite 302
North Vancouver, British Columbia, Canada	V7P 1V7
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSURS:

As of August 20, 2012, the registrant’s outstanding common stock consisted of 84,833,860 shares.

2

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Financial Statements

June 30, 2012

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Stockholders’ Deficit	F–3

Consolidated Statements of Cash Flows	F–4

Notes to the Consolidated Financial Statements	F–5

3

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2012	December 31, 2011
	$	$
	(unaudited)
ASSETS
Current assets
Cash	27,604	33,060
Prepaid expenses	7,835	12,429
Total current assets	35,439	45,489
Property and equipment (Note 3)	273,276	275,712
Total assets	308,715	321,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	191,250	166,642
Accrued liabilities	–	29,158
Convertible notes payable, net of unamortized discount of $82,500 (2011 - $16,693) (Note 4)	67,500	262,807
Loan payable (Note 5)	–	200,000
Due to related parties (Note 6)	500,314	515,893
Total current liabilities	759,064	1,174,500

Nature of operations and continuance of business (Note 1)
Commitments (Note 10)

Stockholders’ deficit
Preferred stock, 5,000,000 preferred shares authorized, $0.000001 par value, 2 and nil shares issued and outstanding, respectively (Note 1)	1	–
Common stock, 95,000,000 common shares authorized, $0.0001 par value, 84,833,860 and 49,344,360 shares issued and outstanding, respectively	55	2,456
Additional paid-in capital	4,453,248	592,662
Deficit accumulated during the development stage	(4,903,653)	(1,448,417)
Total stockholders’ deficit	(450,349)	(853,299)
Total liabilities and stockholders’ deficit	308,715	321,201

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Accumulated from February 20, 2009 (date of inception) to June 30, 2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Advertising and promotion	36,518	1,367	38,613	2,903	55,768
Amortization	12,716	1,013	16,496	2,025	26,520
Automotive	9,017	8,467	30,724	11,743	69,059
Consulting fees	880,247	9,300	887,649	11,550	1,055,172
Foreign exchange loss (gain)	58	(1,420)	12,854	(1,555)	1,186
Management fees (Note 6)	2,014,525	45,000	2,089,525	90,000	2,649,525
Office and miscellaneous	9,311	4,295	69,762	8,193	122,726
Professional fees	92,816	38,349	187,387	62,162	461,746
Rent	7,508	7,794	15,049	15,475	101,092
Telephone	3,659	3,097	8,110	6,568	44,420
Transfer agent and filing fees	5,546	–	16,440	–	16,440
Travel	14,818	2,956	55,208	2,956	161,164
Total expenses	3,086,739	120,218	3,427,817	212,020	4,764,818
Loss before other income (expense)	(3,086,739)	(120,218)	(3,427,817)	(212,020)	(4,764,818)
Other income (expense)
Accretion of discounts on convertible notes payable	(22,257)	(17,576)	(27,419)	(35,151)	(141,606)
Gain on settlement of debt	–	–	–	–	7,902
Interest expense	–	(1,642)	–	(4,109)	(6,206)
Interest income	–	–	–	–	1,075
Total other income (expense)	(22,257)	(19,218)	(27,419)	(39,260)	(138,835)
Net loss	(3,108,996)	(139,436)	(3,455,236)	(251,280)	(4,903,653)

Net loss per share, basic and diluted	(0.04)	(0.01)	(0.04)	(0.01)

Weighted average shares outstanding	84,651,367	26,928,286	82,492,060	24,787,950

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Preferred stock		Common stock		Additional paid-in	Deficit accumulated during the development
	Number	Amount $	Number	Amount $	capital $	stage $	Total $

Balance, December 31, 2011	–	–	110,500,000	111	80,390	(87,291)	(6,790)
January 6, 2012 – recapitalization transactions: (Note 1)
Common stock returned and cancelled for spin out of RPM Dental, Inc.	–	–	(80,000,000)	(80)	(49,890)	56,791	6,821
Recapitalization	–	–	–	(31)	(30,500)	30,500	(31)
Shares issued for Quest Water Solutions, Inc.	–	–	51,369,860	51	823,794	(1,448,417)	(624,572)
Preferred stock issued	2	1	–	–	–	–	1
Common stock issued for cash at $0.25 per unit	–	–	2,398,000	2	599,498	–	599,500
Common stock issued for cash at $0.25 per unit	–	–	310,000	1	77,499	–	77,500
Common stock issued for conversion of loans			256,000	1	63,999	–	64,000
Fair value of beneficial conversion feature for convertible notes payable	–	–	–	–	90,000	–	90,000
Stock based compensation for options granted	–	–	–	–	2,798,458	–	2,798,458
Net loss for the period	–	–	–	–	–	(3,455,236)	(3,455,236)
Balance, March 31, 2012	2	1	84,833,860	55	4,453,248	(4,903,653)	(450,349)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011	Accumulated from February 20, 2009 (date of inception) to June 30, 2012
	$	$	$

Operating Activities:
Net loss for the period	(3,455,236)	(251,280)	(5,389,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	27,419	35,151	141,606
Amortization	16,496	2,025	26,520
Gain on settlement of debt	–	–	(7,902)
Stock-based compensation	2,798,458	–	3,284,081
Changes in operating assets and liabilities:
Prepaid expenses	4,594	(8,261)	(7,835)
Accounts payable	24,608	(7,865)	206,701
Accrued liabilities	(29,158)	109	1,247
Due to/from related parties	(15,577)	27,815	500,317
Net cash used in operating activities	(628,396)	(202,306)	(1,244,542)
Investing Activities:
Purchase of property and equipment	(14,060)	(102,070)	(299,796)
Net cash used in investing activities	(14,060)	(102,070)	(299,796)
Financing Activities:
Proceeds from convertible notes payable	160,000	50,000	539,500
(Repayment) Proceeds from loans payable	(200,000)	–	8,000
Proceeds from issuance of common stock	677,000	252,500	1,024,442
Net cash provided by financing activities	637,000	302,500	1,571,942
Increase (decrease) in cash	(5,456)	(1,876)	27,604
Cash, beginning of period	33,060	11,076	–
Cash, end of period	27,604	9,200	27,604
Non-cash investing and financing activities:
Common stock issued to settle accounts payable	–	–	11,750
Quest notes conversion to common stock prior to recapitalization transaction (Notes 4(a) and (b))	225,500	–	325,500
Common stock issued pursuant to the conversion of notes payable	64,000	–	64,000
Common stock issued to settle loans payable	–	–	4,000
Supplemental disclosures:
Interest paid	–	–	1,586
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

On January 6, 2012, Quest Water Global, Inc. (formerly RPM Dental, Inc.) (the “Company”) entered into a series of transactions pursuant to which the Company acquired Quest Water Solutions, Inc., a Nevada corporation (“Quest”); spun-out its prior operations to the Company’s former principal stockholders, directors and officers; and completed a private offering of the Company’s securities for an aggregate purchase price of approximately $677,000. The following summarizes the foregoing transactions:

● Acquisition of Quest. The Company acquired all of the outstanding capital stock of Quest in exchange for the issuance of 51,369,860 shares of the Company’s common stock pursuant to a Share Exchange Agreement between the Company, the Company’s former principal stockholder, Quest and the former stockholders of Quest. As a result of this transaction, Quest became the Company’s wholly owned subsidiary and the former shareholders of Quest became the Company’s controlling stockholders. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Quest is considered the acquirer for accounting and financial reporting purposes.

Two former principal shareholders of Quest each received one share of the Company’s newly designated Series A Voting Preferred Stock. Each share of Series A Voting Preferred Stock entitles the holder thereof to approximately 35% of the voting power of the Company’s capital stock. Accordingly, the two former principal shareholders of Quest, together, control more than 50% of the votes eligible to be cast by stockholders in the election of directors and generally.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2012, the Company has a working capital deficiency of $723,628 of which $500,316 is owed to the two principal shareholders, and accumulated stockholders’ deficit of $5,389,277. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies

	(a)	Basic of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Quest; Quest’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada; and its 88% owned inactive subsidiaries Agua Cuilo Lda., Cuilo Embalnages, Lda., and Cuilo Comercial, Lda. All inter-company balances and transactions have been eliminated on consolidation. The Company’s fiscal year-end is December 31.

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

Property and equipment are stated at cost. The Company amortizes the cost of property and equipment over their estimated useful lives at the following annual rates:

Computer equipment	45%	declining balance basis
Computer software	100%	declining balance basis
Furniture and equipment	20%	declining balance basis

(d)	Long-lived Assets

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

June 30, 2012

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

ASC 220, “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at June 30, 2012, and 2011, the Company had no items representing comprehensive income or loss.

	(h)	Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(i)	Foreign Currency Translation

The Company’s functional currency is US dollars. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

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

	(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2012 and December 31, 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the periods ended June 30, 2012 and December 31, 2011, there were no charges or provisions for interest or penalties.

	(k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	Cost	Accumulated Amortization	Net Carrying Value June 30, 2012	Net Carrying Value December 31, 2011
	$	$	$	$

Computer equipment	25,421	9,182	16,239	4,853
Computer software	1,673	1,673	–	–
Demonstration equipment	265,275	13,264	252,011	265,275
Furniture and equipment	7,426	2,400	5,026	5,584

	299,795	26,519	273,276	275,712

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(Expressed in US dollars)

(unaudited)

4.	Convertible Notes Payable

	(a)	On September 11, 2011, Quest received proceeds of $200,000 and issued a convertible promissory note for $200,000, which bears interest at 10% per annum, is unsecured, and due on demand. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at $0.20 per share of common stock. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $200,000. As at June 30, 2012, $50,000 has been accreted increasing the carrying value of the convertible note to $200,000. On January 5, 2012, Quest issued 2,000,000 shares of common stock pursuant to the conversion of the $200,000 note.

	(b)	On October 3, 2011, Quest received proceeds of $25,500 and issued three separate convertible notes which are non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.20 per share of common stock. In accordance with ASC 470-20, Quest recognized the intrinsic value of the embedded beneficial conversion feature of $6,375 as additional paid-in capital and charged to operations over the term of the convertible notes up to their face value of $25,500. For the period ended December 31, 2011, $6,375 had been accreted, increasing the carrying value of the convertible notes to $25,500. On January 5, 2012, Quest issued 255,000 shares of common stock pursuant to the conversion of the $25,500 note.

	(c)	During December 2011, the Company received proceeds of $54,000 and issued three separate convertible notes which are non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $17,419 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $54,000. For the three month period ended March 31, 2012, $4,355 (December 31, 2011 - $726) had been accreted. On May 4, 2012, the Company issued 216,000 shares of common stock pursuant to the conversion of the note; $12,338 had been accreted, increasing the carrying value of the convertible notes to $54,000 prior to conversion.

	(d)	On January 3, 2012, Quest received proceeds of $10,000 and issued a convertible note which is non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holder’s option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $3,226 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $10,000. For the three month period ended March 31, 2012, $807 had been accreted. On May 4, 2012, the Company issued 40,000 shares of common stock pursuant to the conversion of the note; $2,419 had been accreted, increasing the carrying value of the convertible note to $10,000 prior to conversion.

	(e)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. For the period ended June 30, 2012, $7,500 had been accreted, increasing the carrying value to $67,500.

5.	Loan Payable

On November 12, 2009, the Company received $200,000 from a non-related company in the form of a non-interest bearing loan, secured by a promissory note, and personally guaranteed by the President and Vice President of the Company. During the six months ended June 30, 2012, the Company repaid the loan.

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(Expressed in US dollars)

(unaudited)

6.	Related Party Transactions

	(a)	As at June 30, 2012, a total of $194,312 (December 31, 2011 - $302,421) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

	(b)	As at June 30, 2012, a total of $306,002 (December 31, 2011 - $213,472) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

	(c)	For the six months ended June 30, 2012, the Company incurred a total of $75,000 (2011 - $90,000) in management fees to the President and the Vice President of the Company. The Company also incurred stock-based compensation of $2,276,096 for stock options granted to the President and the Vice President of the Company during the six months ended June 30, 2012, which is included in management fees.

7.	Common Stock

	(a)	On January 5, 2012, Quest issued 2,025,500 shares of common stock pursuant to the conversion of $225,500 in notes payable. Refer to Notes 4(a) and (b).

	(b)	On January 6, 2012, the Company issued 51,369,860 shares of common stock for the acquisition of Quest.

	(c)	On January 6, 2012, the Company issued 2,398,000 units at a price of $0.25 per unit for proceeds of $599,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.50 per share expiring on January 6, 2015.

	(d)	On February 10, 2012, the Company issued 310,000 units at a price of $0.25 per unit for proceeds of $77,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.50 per share expiring on February 10, 2015.

	(e)	On February 20, 2012, the Company completed a 20 for 1 forward split of its common stock. All share amounts have been retroactively adjusted for all periods presented.

	(f)	On May 4, 2012, the Company issued 216,000 shares of common stock at $0.25 per share pursuant to the conversion of the $54,000 note payable. Refer to Note 4(c).

	(g)	On May 4, 2012, the Company issued 40,000 shares of common stock at $0.25 per share pursuant to the conversion of the $10,000 note payable. Refer to Note 4(d).

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2011	–	–
Issued	2,708,000	0.50
Balance, June 30, 2012	2,708,000	0.50

As at June 30, 2012, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015

2,708,000

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(Expressed in US dollars)

(unaudited)

9.	Stock Options

In May 2012, the Company implemented a stock option plan pursuant to which stock options may be granted to directors, officers, employees and consultants of the Company to a maximum of 10% of the issued and outstanding common stock of the Company. The exercise price of each stock option will be equal to the market price at the date of grant. Stock options are exercisable over periods up to five years and vesting periods can be imposed at the discretion by the Board of Directors.

On May 9, 2012, the Company granted 5,050,000 stock options at an exercise price of $0.90 per share expiring on May 9, 2015 to officers, directors, employees and consultants. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 3 years, a risk-free rate of 0.38%, an expected volatility of 100%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.54 per option. For the total fair value of $2,798,458, $1,939,525 was expensed as management fees and $858,933 was expensed as consulting fees

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2011	–	–
Granted	5,050,000	0.90
Outstanding, June 30, 2012	5,050,000	0.90

Additional information regarding stock options outstanding as at June 30, 2012 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.90	5,050,000	2.9	0.90

10.	Commitments

	(a)	In January 2011, the Company signed a lease for office premises and agreed to pay annual basic rent of $12,024 plus taxes up to January 2014.

	(b)	On November 1, 2011, the Company entered into a management agreement with the President of the Company whereby it is obligated to pay $12,500 per month starting on October 3, 2011 to November 1, 2016.

The agreement may be terminated by written notice. Upon termination, the President shall receive a termination fee equal to the sum of:

(i) Buy-out of any outstanding stock options for a price equal to the fair market value of the Company’s common stock multiplied by the number of shares under options and less the exercise price; plus

(ii) The greater of:
● The aggregate remaining fees for the unexpired remainder of the term; or
● One annual fee plus one month fee for each year served after November 1, 2011.

	(c)	On November 1, 2011, the Company entered into a management agreement with the Vice President of the Company whereby it is obligated to pay $12,500 per month starting on October 3, 2011 to November 1, 2016.

The agreement may be terminated by written notice. Upon termination, the Vice President shall receive a termination fee equal to the sum of:

(i) Buy-out of any outstanding stock options for a price equal to the fair market value of the Company’s common stock multiplied by the number of shares under options and less the exercise price; plus
(ii) The greater of:
● The aggregate remaining fees for the unexpired remainder of the term; or
● One annual fee plus one month fee for each year served after November 1, 2011.

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended June 30, 2012. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

In connection with and effective upon the closing of the Share Exchange, Josh Morita, our former President, Chief Executive Officer, director and principal stockholder, and Dr. Laura Sloan, our former director, resigned as members of our Board of Directors and Mr. Morita resigned as our sole officer. Also effective upon the closing of the Share Exchange, John Balanko and Peter Miele were appointed to fill the vacancies on our Board of Directors created by the resignations of Mr. Morita and Ms. Sloan. In addition, our Board of Directors appointed Mr. Balanko as our President and Chief Executive Officer and Mr. Miele as our Vice President and Secretary, all effective upon the closing of the Share Exchange. On April 13, 2012, we also appointed Mr. Miele as our Chief Financial Officer.

As a result of our acquisition of Quest, Quest became our wholly owned subsidiary and we assumed the business and operations of Quest. We recently changed our name from RPM Dental, Inc. to Quest Water Global Inc. to more accurately reflect our new business operations.

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

Results of Operations

For the Three Months Ended June 30, 2012 and from February 20, 2009 (Date of Inception) to June 30, 2012

Revenue

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended June 30, 2012, we incurred $3,086,739 in total expenses, including $92,816 in professional fees, $2,014,525 in management fees, $9,311 in office and miscellaneous expenses, $14,818 in travel expenses, $9,017 in automotive expenses, $58 in foreign exchange loss, $5,546 in transfer agent and filing fees, $7,508 in rent, $880,247 in consulting fees, $3,659 in telephone expenses, $12,716 in amortization and $36,518 in advertising and promotion expenses. During the same period in the prior year, we incurred $120,218 in total expenses, including $38,349 in professional fees, $45,000 in management fees, $4,295 in office and miscellaneous expenses, $8,467 in automotive expenses, $7,794 in rent, $9,300 in consulting fees, $3,097 in telephone expenses, $1,013 in amortization and $1,367 in advertising and promotion expenses, as offset by $1,420 in foreign exchange gain. The 2468% increase in our total expenses during the most recent period resulted from increases in our expenses in every major category, which were in turn attributable to the increase in our business operations and the costs associated with maintaining our status as a public company. In particular, our management fees and consulting fees increased significantly between the two periods as a result of $1,939,525 and $858,933, respectively, in stock-based compensation expense that we incurred during the three months ended June 30, 2012.

From our inception on February 20, 2009 to June 30, 2012, we incurred $4,764,818 in total expenses, including $461,746 in professional fees, $2,649,525 in management fees, $122,726 in office and miscellaneous expenses, $161,164 in travel expenses, $69,059 in automotive expenses, $1,186 in foreign exchange loss, $16,440 in transfer agent and filing fees, $101,092 in rent, $1,055,172 in consulting fees, $44,420 in telephone expenses, $26,520 in amortization and $55,768 in advertising and promotion expenses.

Net Loss

During the three months ended June 30, 2012, we incurred a loss before other expense of $3,086,739 and a net loss of $3,108,996, whereas we incurred a loss before other expense of $120,218 and a net loss of $139,436 during the same period in the prior year. Our net loss per share during the two periods was $0.04 and $0.01, respectively.

From our inception on February 20, 2009 to June 30, 2012, we incurred a loss before other expense of $4,764,818 and a net loss of $4,903,653. The majority of our other expense during each of the periods referenced above was related to the accretion of discount on our convertible notes payable.

For the Six Months Ended June 30, 2012

Expenses

During the six months ended June 30, 2012, we incurred $3,427,817 in total expenses, including $187,387 in professional fees, $2,089,525 in management fees, $69,762 in office and miscellaneous expenses, $55,208 in travel expenses, $30,724 in automotive expenses, $12,854 in foreign exchange loss, $16,440 in transfer agent and filing fees, $15,049 in rent, $887,649 in consulting fees, $8,110 in telephone expenses, $16,496 in amortization and $38,613 in advertising and promotion expenses. During the same period in the prior year, we incurred $212,020 in total expenses, including $62,162 in professional fees, $90,000 in management fees, $8,193 in office and miscellaneous expenses, $11,743 in automotive expenses, $15,475 in rent, $11,550 in consulting fees, $6,568 in telephone expenses, $2,025 in amortization and $2,903 in advertising and promotion expenses, as offset by $1,555 in foreign exchange gain. The 1517% increase in our total expenses during the most recent period resulted from increases in our expenses in every major category, which were in turn attributable to the increase in our business operations, the closing of the Share Exchange and the costs associated with becoming a public company. In addition, the management fee and consulting fee increases due to the stock-based compensation expense described above accounted for a significant portion of the overall increase.

Net Loss

During the six months ended June 30, 2012, we incurred a loss before other expense of $3,427,817 and a net loss of $3,455,236, whereas we incurred a loss before other expense of $212,020 and a net loss of $251,280 during the same period in the prior year. Our net loss per share during the two periods was also $0.04 and $0.01, respectively.

Liquidity and Capital Resources

As of June 30, 2012, we had $27,604 in cash, $308,715 in total assets, $759,064 in total liabilities and a working capital deficit of $723,625. As of June 30, 2012 we had an accumulated deficit of $4,903,653.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2012.

During the six months ended June 30, 2012, we spent $628,396 in cash on operating activities, compared to $202,306 in cash spending on operating activities during the same period in the prior year. The 210% increase in our cash spending on operating activities during the six months ended June 30, 2012 was primarily attributable to the increase in our net loss as described above as well as decreases in our operating assets and liabilities, and in particular amounts due to related parties. From our inception on February 20, 2009 to June 30, 2012 we spent $1,244,542 in cash on operating activities.

During the six months ended June 30, 2012, we spent $14,060 in cash on investing activities, whereas we spent $102,070 in cash on investing activities during the same period in the prior year. All of our spending on those activities during both periods was in the form of property and equipment purchases. Our investing activities decreased between the 2011 and 2012 periods largely because we recently shipped our first two community drinking water stations to Angola, installed and demonstrated one system, and are currently awaiting the formal results of the Angolan Ministry of Industry’s technical assessment on that system  before purchasing additional equipment. Our second system is awaiting an installation location and is currently being held in storage in the Viana Industrial Park owned by the Ministry of Industry. From our inception on February 20, 2009 to June 30, 2012, we spent $299,796 in cash on the purchase of property and equipment, our only investing activities to date.

We received $637,000 in cash from financing activities during the six months ended June 30, 2012, consisting of $677,000 in proceeds from the issuance of our common stock and $160,000 in proceeds from convertible notes payable, as offset by the repayment of $200,000 in loans payable. During the six months ended June 30, 2011, we received $302,500 in cash from financing activities, consisting of $252,500 in proceeds from the issuance of our common stock and $50,000 in proceeds from convertible notes payable. From our inception on February 20, 2009 to June 30, 2012 we received $1,571,942 in cash from financing activities, including the following proceeds: $1,024,442 from the issuance of our common stock, $539,500 from convertible notes payable and $8,000 from loans payable.

During the six months ended June 30, 2012, our cash decreased by $5,456 as a result of our operating, investing and financing activities, from $33,060 to $27,604. As of June 30, 2012, we only had sufficient cash resources to meet our operating expenses for the next five months based on our current burn rate. However, we anticipate that our burn rate will be significantly less going forward since a number of expenses associated with closing the Share Exchange were non-recurring. We therefore expect to spend less cash during future interim periods than we did during our most recent fiscal quarters.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2012, we had a working capital deficit of $723,625 and an accumulated deficit of $4,903,653. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

Our consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Quest; Quest’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada; and its 88% owned inactive subsidiaries Agua Cuilo Lda., Cuilo Embalnages, Lda., and Cuilo Comercial, Lda. All inter-company balances and transactions have been eliminated on consolidation. Our fiscal year-end is December 31.

Foreign Currency Translation

Our functional currency is US dollars. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

Our integrated foreign subsidiaries are financially or operationally dependent on us. We use the temporal method to translate the accounts of our integrated operations into US dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 20, 2012	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

