Form 10-Q/A
period 2012-06-30
Quest Water Global, Inc.
filed 2012-09-11
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report of Quest Water Global, Inc. (the “Company”), amends the Company’s quarterly report for the period ended June 30, 2012 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101.

No other changes have been made to the Original Filing. This amended annual report continues to speak as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update any related disclosures made in the Original Filing.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions, Inc. and the shareholders of Quest Water Solutions, Inc. (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Designation for Series A Voting Preferred Stock (1)

10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)

10.2	Subscription Agreement dated January 6, 2012 (1)

10.3	Form of Warrant dated January 6, 2012 (1)

10.4	Registration Rights Agreement dated January 6, 2012 (1)

10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)

10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)

10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)

10.7	Management Agreement with John Balanko dated November 1, 2011 (1)

10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)

10.9	Global Cooperation Partner Agreement between Quest Water Solutions, Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Audit Committee Charter (4)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on August 17, 2010.

(3)	Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the SEC on August 20, 2012.

(4)	Incorporated by reference from the Company’s annual report on Form 10-K filed with the SEC on April 16, 2012.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2012	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director