Form 10-Q
period 2012-09-30
Quest Water Global, Inc.
filed 2012-11-19
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 19, 2012, the registrant’s outstanding common stock consisted of 84,833,860 shares.

2

Item 1. Financial Statements

Quest Water Global, Inc.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Financial Statements

September 30, 2012

(Expressed in US dollars)

(unaudited)

3

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended September 30, 2012. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

4

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	September 30, 2012	December 31, 2011
	$	$
	(unaudited)

ASSETS
Current assets
Cash	13,179	33,060
Prepaid expenses	7,835	12,429
Total current assets	21,014	45,489
Property and equipment (Note 3)	265,028	275,712
Total assets	286,042	321,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	211,916	166,642
Accrued liabilities	–	29,158
Convertible notes payable, net of unamortized discount of $nil (2011 - $16,693) (Note 4)	–	262,807
Loan payable (Note 5)	–	200,000
Due to related parties (Note 6)	498,912	515,893
Total current liabilities	710,828	1,174,500
Convertible notes payable, net of unamortized discount of $93,125 (2011 - $nil)	81,875	–
Total liabilities	792,703	1,174,500

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 2 and nil shares issued and outstanding, respectively	1	–
Common stock, 95,000,000 shares authorized, $0.0001 par value, 84,833,860 and 49,344,360 shares issued and outstanding, respectively	55	2,456
Common stock issuable (Note 7)	113,000	–
Additional paid-in capital	4,478,248	592,662
Deficit accumulated during the development stage	(5,097,965)	(1,448,417)
Total stockholders’ deficit	(506,661)	(853,299)
Total liabilities and stockholders’ deficit	286,042	321,201

Nature of operations and continuance of business (Note 1)
Commitments (Note 10)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Accumulated from February 20, 2009 (date of inception) to September 30, 2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Advertising and promotion	4,129	3,035	42,742	5,938	59,897
Amortization	8,248	1,012	24,744	3,037	34,768
Automotive	4,140	4,126	34,864	15,869	73,199
Consulting fees	20,628	32,740	908,277	44,290	1,075,800
Foreign exchange loss (gain)	379	(2,948)	13,233	(4,503)	1,565
Management fees (Note 6)	75,000	45,000	2,164,525	135,000	2,724,525
Office and miscellaneous	3,504	4,938	73,266	13,131	126,230
Professional fees	52,651	26,258	240,038	88,420	514,397
Rent	7,630	7,788	22,679	23,263	108,722
Telephone	3,836	2,215	11,946	8,783	48,256
Transfer agent and filing fees	34	–	16,474	–	16,474
Travel	(242)	1	54,966	2,957	160,922
Total expenses	179,937	124,165	3,607,754	336,185	4,944,755
Loss before other income (expense)	(179,937)	(124,165)	(3,607,754)	(336,185)	(4,944,755)
Other income (expense)

Accretion of discounts on convertible notes payable	(14,375)	(30,054)	(41,794)	(65,205)	(155,981)
Gain on settlement of debt	–	–	–	–	7,902
Interest expense	–	(3,562)	–	(7,671)	(6,206)
Interest income	–	–	–	–	1,075
Total other income (expense)	(14,375)	(33,616)	(41,794)	(72,876)	(153,210)
Net loss	(194,312)	(157,781)	(3,649,548)	(409,061)	(5,097,965)

Net loss per share, basic and diluted	–	(0.01)	(0.04)	(0.02)

Weighted average shares outstanding	84,883,860	26,001,263	83,278,358	23,098,066

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)
(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Preferred stock		Common stock		Additional paid-in	Common stock	Deficit accumulated during the development
	Number	Amount	Number	Amount	capital	issuable	stage	Total
		$		$	$	$	$	$
Balance, December 31, 2011	–	–	110,500,000	111	80,390	–	(87,291)	(6,790)
January 6, 2012, recapitalization transactions: (Note 1)
Common stock returned and cancelled for spin out of RPM Dental, Inc.	–	–	(80,000,000)	(80)	(49,890)	–	56,791	6,821
Recapitalization	–	–	–	(31)	(30,500)	–	30,500	(31)
Shares issued for Quest Water Solutions, Inc.	–	–	51,369,860	51	823,794	–	(1,448,417)	(624,572)
Preferred stock issued	2	1	–	–	–	–	–	1
Common stock issued for cash at $0.25 per share	–	–	2,398,000	2	599,498	–	–	599,500
Common stock issued for cash at $0.25 per share	–	–	310,000	1	77,499	–	–	77,500
Common stock issued for conversion of notes payable	–	–	256,000	1	63,999	–	–	64,000
Stock-based compensation for options granted	–	–	–	–	2,798,458	–	–	2,798,458
Fair value of beneficial conversion features for convertible notes payable	–	–	–	–	115,000	–	–	115,000
Common stock issuable	–	–	–	–	–	113,000	–	113,000
Net loss for the period	–	–	–	–	–	–	(3,649,548)	(3,649,548)
Balance, September 30, 2012	2	1	84,833,860	55	4,478,248	113,000	(5,097,965)	(506,661)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Accumulated from February 20, 2009 (date of inception) to September 30, 2012
	$	$	$
Operating Activities:

Net loss for the period	(3,649,548)	(409,061)	(5,097,965)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	41,794	65,205	155,981
Amortization	24,744	3,036	34,768
Gain on settlement of debt	–	–	(7,902)
Stock-based compensation	2,798,458	–	2,798,458

Changes in operating assets and liabilities:
Prepaid expenses	4,594	12,398	(7,835)
Accounts payable	45,274	(970)	227,367
Accrued liabilities	(29,158)	(1,330)	1,247
Due to/from related parties	(16,979)	45,928	498,914

Net cash used in operating activities	(780,821)	(284,794)	(1,396,967)

Investing Activities:

Purchase of property and equipment	(14,060)	(204,069)	(299,796)

Net cash used in investing activities	(14,060)	(204,069)	(299,796)

Financing Activities:

Proceeds from convertible notes payable	185,000	250,000	564,500
Proceeds from loans payable	–	–	208,000
Repayment of loans payable	(200,000)	–	(200,000)
Proceeds from issuance of common stock	677,000	315,000	1,024,442
Common shares issuable	113,000	-	113,000

Net cash provided by financing activities	775,000	565,000	1,709,942

Increase (decrease) in cash	(19,881)	76,137	13,179

Cash, beginning of period	33,060	11,076	–

Cash, end of period	13,179	87,213	13,179

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	–	–	11,750
Quest notes conversion to common stock prior to recapitalization transaction (Notes 4(a) and (b))	225,500	–	325,500
Common stock issued pursuant to the conversion of notes payable	64,000	–	64,000
Common stock issued to settle loans payable	–	–	4,000

Supplemental disclosures:
Interest paid	–	–	1,586
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2012, the Company has a working capital deficiency of $689,814 of which $498,912 is owed to the two principal shareholders, and accumulated stockholders’ deficit of $5,097,965. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

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

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible notes payable, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

September 30, 2012

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, convertible notes payable, loan payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(g)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at September 30, 2012, and 2011, the Company had no items representing comprehensive income or loss.

(h)	Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2012 and December 31, 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the periods ended September 30, 2012 and 2011, there were no charges or provisions for interest or penalties.

(k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	Cost	Accumulated Amortization	Net Carrying Value September 30, 2012	Net Carrying Value December 31, 2011
	$	$	$	$

Computer equipment	25,421	10,519	14,902	4,853
Computer software	1,673	1,673	–	–
Demonstration equipment	265,275	19,895	245,380	265,275
Furniture and equipment	7,426	2,680	4,746	5,584

	299,795	34,767	265,028	275,712

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

(Expressed in US dollars)

(unaudited)

4.	Convertible Notes Payable

(a)	On September 11, 2011, Quest received proceeds of $200,000 and issued a convertible promissory note for $200,000, which bears interest at 10% per annum, is unsecured, and due on demand. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at $0.20 per share of common stock. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $200,000. As at September 30, 2012, $50,000 has been accreted increasing the carrying value of the convertible note to $200,000. On January 5, 2012, Quest issued 2,000,000 shares of common stock pursuant to the conversion of the $200,000 note.

(b)	On October 3, 2011, Quest received proceeds of $25,500 and issued three separate convertible notes which are non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.20 per share of common stock. In accordance with ASC 470-20, Quest recognized the intrinsic value of the embedded beneficial conversion feature of $6,375 as additional paid-in capital and charged to operations over the term of the convertible notes up to their face value of $25,500. For the period ended December 31, 2011, $6,375 had been accreted, increasing the carrying value of the convertible notes to $25,500. On January 5, 2012, Quest issued 255,000 shares of common stock pursuant to the conversion of the $25,500 note.

(c)	During December 2011, Quest received proceeds of $54,000 and issued three separate convertible notes which are non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $17,419 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $54,000. For the three month period ended March 31, 2012, $4,355 (December 31, 2011 - $726) had been accreted. On May 4, 2012, the Company issued 216,000 shares of common stock pursuant to the conversion of the notes; $12,338 had been accreted, increasing the carrying value of the convertible notes to $54,000 prior to conversion.

(d)	On January 3, 2012, Quest received proceeds of $10,000 and issued a convertible note which is non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holder’s option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $3,226 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $10,000. For the three month period ended March 31, 2012, $807 had been accreted. On May 4, 2012, the Company issued 40,000 shares of common stock pursuant to the conversion of the note; $2,419 had been accreted, increasing the carrying value of the convertible note to $10,000 prior to conversion.

(e)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. For the period ended September 30, 2012, $18,750 had been accreted, increasing the carrying value to $78,750.

(f)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the period ended September 30, 2012, $3,125 had been accreted, increasing the carrying value to $3,125.

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

(Expressed in US dollars)

(unaudited)

5.	Loan Payable

On November 12, 2009, the Company received $200,000 from a non-related company in the form of a non-interest bearing loan, secured by a promissory note, and personally guaranteed by the President and Vice President of the Company. During the nine months ended September 30, 2012, the Company repaid the loan.

6.	Related Party Transactions

(a)	As at September 30, 2012, a total of $192,563 (December 31, 2011 - $302,421) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at September 30, 2012, a total of $306,349 (December 31, 2011 - $213,472) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the nine months ended September 30, 2012, the Company incurred a total of $225,000 (2011 - $135,000) in management fees to the President and the Vice President of the Company. The Company also incurred stock-based compensation of $1,939,525 for stock options granted to the President and the Vice President of the Company during the nine months ended September 30, 2012, which is included in management fees.

7.	Common Stock

(a)	On January 5, 2012, Quest issued 2,025,500 shares of common stock pursuant to the conversion of $225,500 in notes payable. Refer to Notes 4(a) and (b).

(b)	On January 6, 2012, the Company issued 51,369,860 shares of common stock for the acquisition of Quest.

(c)	On January 6, 2012, the Company issued 2,398,000 units at a price of $0.25 per unit for proceeds of $599,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.50 per share expiring on January 6, 2015.

(d)	On February 10, 2012, the Company issued 310,000 units at a price of $0.25 per unit for proceeds of $77,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.50 per share expiring on February 10, 2015.

(e)	On February 20, 2012, the Company completed a 20 for 1 forward split of its common stock. All share amounts have been retroactively adjusted for all periods presented.

(f)	On May 4, 2012, the Company issued 216,000 shares of common stock at $0.25 per share pursuant to the conversion of the $54,000 note payable. Refer to Note 4(c).

(g)	On May 4, 2012, the Company issued 40,000 shares of common stock at $0.25 per share pursuant to the conversion of the $10,000 note payable. Refer to Note 4(d).

(h)	As at September 30, 2012, the Company received proceeds of $113,000 for 226,000 units at $0.50 per unit. Each unit consists of one share of common stock and one share purchase warrant exercisable at $0.75 per share expiring on July 15, 2015. The shares have yet to be issued.

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

(Expressed in US dollars)

(unaudited)

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price
		$
Balance, December 31, 2011	–	–

Issued	2,708,000	0.50

Balance, September 30, 2012	2,708,000	0.50

As at September 30, 2012, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiry date
	$
2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015

2,708,000

9.	Stock Options

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

On May 9, 2012, the Company granted 5,050,000 stock options at an exercise price of $0.90 per share expiring on May 9, 2015 to officers, directors, employees and consultants. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 3 years, a risk-free rate of 0.38%, an expected volatility of 100%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.54 per option. For the total fair value of $2,798,458, $1,939,525 was expensed as management fees and $858,933 was expensed as consulting fees.

	Number of options	Weighted average exercise price
		$
Outstanding, December 31, 2011	–	–

Granted	5,050,000	0.90

Outstanding, September 30, 2012	5,050,000	0.90

QUEST WATER GLOBAL, INC.

(formerly RPM Dental, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

(Expressed in US dollars)

(unaudited)

9.	Stock Options (continued)

Additional information regarding stock options outstanding as at September 30, 2012 is as follows:

	Outstanding and exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price
$			$
0.90	5,050,000	2.7	0.90

10.	Commitments

(a)	In January 2011, the Company signed a lease for office premises and agreed to pay annual basic rent of $12,024 plus taxes up to January 2014.

(b)	On November 1, 2011, the Company entered into a management agreement with the President of the Company whereby it is obligated to pay $12,500 per month starting on October 3, 2011 to November 1, 2016.

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

As a result of our acquisition of Quest, Quest became our wholly owned subsidiary and we assumed the business and operations of Quest. We then changed our name from RPM Dental, Inc. to Quest Water Global Inc. to more accurately reflect our new business operations.

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

We have developed a proprietary community drinking water station consisting of a self-contained water purification system using either a reverse osmosis membrane or ultra filtration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit is capable of converting brackish, sea or contaminated surface water into 10,000 to 25,000 litres of high quality drinking water each day.

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

Results of Operations

For the Three Months Ended September 30, 2012 and from February 20, 2009 (Date of Inception) to September 30, 2012

Revenue

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2012, we incurred $179,937 in total expenses, including $52,651 in professional fees, $75,000 in management fees, $3,504 in office and miscellaneous expenses, $4,140 in automotive expenses, $379 in foreign exchange loss, $34 in transfer agent and filing fees, $7,630 in rent, $20,628 in consulting fees, $3,836 in telephone expenses, $8,248 in amortization and $4,129 in advertising and promotion expenses, as offset by a $242 reversal in our travel expenses. During the same period in the prior year, we incurred $124,165 in total expenses, including $26,258 in professional fees, $45,000 in management fees, $4,938 in office and miscellaneous expenses, $4,126 in automotive expenses, $7,788 in rent, $32,740 in consulting fees, $2,215 in telephone expenses, $1,012 in amortization, $3,035 in advertising and promotion expenses and $1 in travel expenses, as offset by $2,948 in foreign exchange gain. The increase of approximately 44% in our total expenses during the most recent period resulted from increases in our expenses in most major categories, including our management fees and consulting fees, which were in turn attributable to the increase in our business operations and the costs associated with maintaining our status as a public company.

From our inception on February 20, 2009 to September 30, 2012, we incurred $4,944,755 in total expenses, including $514,397 in professional fees, $2,724,525 in management fees, $126,230 in office and miscellaneous expenses, $160,922 in travel expenses, $73,199 in automotive expenses, $1,565 in foreign exchange loss, $16,474 in transfer agent and filing fees, $108,722 in rent, $1,075,800 in consulting fees, $48,256 in telephone expenses, $34,768 in amortization and $59,897 in advertising and promotion expenses. Importantly, a significant portion of the management fees and consulting fees represent stock-based compensation expense of $1,939,525 and $858,933, respectively, that we incurred during the three months ended June 30, 2012

Net Loss

During the three months ended September 30, 2012, we incurred a loss before other expense of $179,936 and a net loss of $194,312, whereas we incurred a loss before other expense of $124,165 and a net loss of $157,781 during the same period in the prior year. Our net loss per share during the two periods was $Nil and $0.01, respectively.

From our inception on February 20, 2009 to September 30, 2012, we incurred a loss before other expense of $4,994,755 and a net loss of $5,097,965. The majority of our other expense during each of the periods referenced above was related to the accretion of discount on our convertible notes payable.

For the Nine Months Ended September 30, 2012

Expenses

During the nine months ended September 30, 2012, we incurred $3,607,754 in total expenses, including $240,038 in professional fees, $2,614,525 in management fees, $73,266 in office and miscellaneous expenses, $54,966 in travel expenses, $34,864 in automotive expenses, $13,233 in foreign exchange loss, $16,474 in transfer agent and filing fees, $22,679 in rent, $908,277 in consulting fees, $11,946 in telephone expenses, $24,744 in amortization and $42,742 in advertising and promotion expenses. During the same period in the prior year, we incurred $336,185 in total expenses, including $88,420 in professional fees, $135,000 in management fees, $13,131 in office and miscellaneous expenses, $2,957 in travel expenses, $15,869 in automotive expenses, $23,263 in rent, $44,290 in consulting fees, $8,783 in telephone expenses, $3,037 in amortization and $5,938 in advertising and promotion expenses, as offset by $4,503 in foreign exchange gain. The increase of approximately 1073% in our total expenses during the most recent period resulted from increases in our expenses in every major category, which were in turn attributable to the increase in our business operations, the closing of the Share Exchange and the costs associated with becoming a public company. In addition, the management fee and consulting fee increases due to the stock-based compensation expense described above accounted for a significant portion of the overall increase.

Net Loss

During the nine months ended September 30, 2012, we incurred a loss before other expense of $3,607,754 and a net loss of $3,649,548, whereas we incurred a loss before other expense of $336,185 and a net loss of $409,061 during the same period in the prior year. Our net loss per share during the two periods was also $0.04 and $0.02, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had $13,179 in cash, $286,042 in total assets, $792,703 in total liabilities and a working capital deficit of $689,814. As of September 30, 2012 we had an accumulated deficit of $5,097,965.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2012.

During the nine months ended September 30, 2012, we spent $780,821 in cash on operating activities, compared to $284,794 in cash spending on operating activities during the same period in the prior year. The 274% increase in our cash spending on operating activities during the nine months ended September 30, 2012 was primarily attributable to the increase in our net loss as described above, as adjusted for the aforementioned stock-based compensation expense, as well as decreases in our operating assets and liabilities, and in particular amounts due to related parties. From our inception on February 20, 2009 to September 30, 2012 we spent $1,396,967 in cash on operating activities.

During the nine months ended September 30, 2012, we spent $14,060 in cash on investing activities, whereas we spent $204,069 in cash on investing activities during the same period in the prior year. All of our spending on those activities during both periods was in the form of property and equipment purchases. Our investing activities decreased between the 2011 and 2012 periods largely because we shipped our first two community drinking water stations to Angola earlier this year, installed and demonstrated one system, and are currently in the process of negotiating a formal agreement with the Government of Angola that we expect will require us to purchase additional equipment. Our second system is awaiting an installation location and is currently being held in storage in the Viana Industrial Park owned by the Ministry of Industry. From our inception on February 20, 2009 to September 30, 2012, we spent $299,796 in cash on the purchase of property and equipment, our only investing activities to date.

We received $775,000 in cash from financing activities during the nine months ended September 30, 2012, consisting of $677,000 in proceeds from the issuance of our common stock, $185,000 in proceeds from convertible notes payable and $113,000 in proceeds from our common stock that was unissued as of period end, as offset by the repayment of $200,000 in loans payable. During the nine months ended September 30, 2011, we received $565,000 in cash from financing activities, consisting of $315,000 in proceeds from the issuance of our common stock and $250,000 in proceeds from convertible notes payable. From our inception on February 20, 2009 to September 30, 2012 we received $1,709,942 in cash from financing activities, including the following proceeds: $1,024,442 from the issuance of our common stock, $564,500 from convertible notes payable, $208,000 from loans payable and $113,000 from our common stock that was unissued as of September 30, 2012.

During the nine months ended September 30, 2012, our cash decreased by $19,881 as a result of our operating, investing and financing activities, from $30,060 to $13,179. As of September 30, 2012, we only had sufficient cash resources to meet our operating expenses for the next two months based on our current burn rate. However, we anticipate that our burn rate will be significantly less going forward since a number of expenses associated with closing the Share Exchange were non-recurring. We therefore expect to spend less cash during future interim periods than we did during our most recent fiscal quarters.

Plan of Operations

Our plan of operations over the next 12 months is to continue to address water quality and supply issues in Angola through the installation of our community drinking water stations as well as the employment of our WEPSTM technology, and we anticipate that we will require approximately $745,000 to pursue those plans. We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements, and we recently received an investment of $113,000 in connection with our common stock that was unissued as of September 30, 2012. We do not currently have any arrangements in place to complete any further private placement financings and there is no assurance that we will be successful in completing any such financings. If we are unsuccessful in raising sufficient funds through our capital raising efforts, we may review other financing options.

During the next 12 months, we estimate that our planned expenditures will be as follows:

Description	Amount ($)
Equipment purchases	10,000
Rent	30,000
Management fees	300,000
Consulting fees	150,000
Professional fees	130,000
Advertising and promotion expenses	15,000
Travel and automotive expenses	60,000
General and administrative expenses	50,000
Total	745,000

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at September 30, 2012, we had a working capital deficit of $689,814 and an accumulated deficit of $5,097,965. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this quarterly report.

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions, Inc. and the shareholders of Quest Water Solutions, Inc. (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Designation for Series A Voting Preferred Stock (1)

10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)

10.2	Subscription Agreement dated January 6, 2012 (1)

10.3	Form of Warrant dated January 6, 2012 (1)

10.4	Registration Rights Agreement dated January 6, 2012 (1)

10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)

10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)

10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)

10.7	Management Agreement with John Balanko dated November 1, 2011 (1)

10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)

10.9	Global Cooperation Partner Agreement between Quest Water Solutions, Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (3)

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

(3)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 16, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2012	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

