Form 10-K
period 2012-12-31
Quest Water Global, Inc.
filed 2013-04-16
CIK 1487091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☑  No ☐

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $54,597,246

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  85,182,360 as of April 15, 2013

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This annual report includes our audited consolidated financial statements as at and for the years ended December 31, 2012 and 2011. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.

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

To date, we have focused our activities on the fifteen countries of the Southern African Development Community (“SADC”), with specific attention to Angola.

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

In Angola, almost three decades of civil war devastated water systems across the country, leaving millions of people without clean, reliable municipal water supplies or basic sanitation. Presently, the quality of water is still very poor, and in fact is considered harmful to public health. Due to these increasing health risk concerns, the government of Angola launched a $650 million “Water for All” (“Agua para Todos”) program in 2007 that began in 2009/2010.

The “Water for All” program is an initiative of Angolan President José Eduardo dos Santos. It is coordinated by the Ministry of Energy & Water and managed by four other ministries: the Ministry of Industry, Ministry of Health, Ministry of Agriculture & Rural Development and Ministry of Environment. The first phase of the program will continue through to 2015, with the second phase continuing through 2020. Under the program, Angola has committed to providing clean water to 80% of its rural population and 50% of urban dwellers by 2015, with targets raised to 100% and 80%, respectively, by 2020. The total current population of Angola is approximately 19 million, with 56.7% being urban and 43.3% rural.

Products and Markets

We focus on the manufacture and sale of two products: our AQUAtapTM community drinking water station and our WEPSTM (water extraction and purification system). Our AQUAtapTM station is an autonomous, decentralized, self-contained, solar-powered water purification and distribution system, while our WEPSTM is a unique, proprietary water extraction and purification system that produces clean drinking water from humidity in the atmosphere. We believe that our products can provide the world’s growing population with access to safe and clean drinking water, with a primary focus in water scarce regions.

As described above, we have focused our activities to date on the fifteen countries of the SADC, and specifically, Angola. There is a vast and increasing demand for a sustainable, cost-effective and decentralized continuous supply of clean drinking water in most areas of the SADC. We provide clean drinking water to end-users utilizing various formats of our water purification and distribution systems that include inexpensive bulk drinking water and government-subsidized community level drinking water. Applications of our systems include rural and urban community water supply, water supply for household needs, remote work site camps and water supply for disaster relief.

AQUAtapTM Community Drinking Water Station

We have developed a proprietary community drinking water station consisting of a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each AQUAtapTM unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit is capable of converting brackish, sea or contaminated fresh water into 20,000 litres of high quality drinking water each day, suitable for 1,000 people. Reverse osmosis and ultrafiltration purification remove all suspended solids, turbidity, viruses, bacteria and most organic compounds. The AQUAtapTM system uses no chemicals in the pre- or post-purification process, keeping maintenance time and costs to a minimum. The source water is pumped from a contaminated or saline source into an auto backflushing sand filter, through three sets of auto backflushing pre-filters, then through either a reverse osmosis membrane (in the event the source water contains salinity levels >15,000 parts per million) or an ultrafiltration membrane. The purified water is then pumped through an ultraviolet sterilization unit prior to being pumped into a holding tank, then through a second ultraviolet sterilization unit prior to being dispensed by the end user. The pumps and compressors are powered by a series of batteries that are charged through an array of photovoltaic panels.

Our target market for this product includes non-governmental organizations, governmental agencies, land developers, local communities and local water suppliers in developed and developing countries. We utilized ultrafiltration membranes to fabricate and assemble our first two AQUAtapTM community drinking water stations in the second quarter of 2011. In February 2012, we officially launched them in Angola.

WEPSTM (Water Extraction and Purification System)

In addition to the solar-powered water purification system, we have also developed a technology known as WEPSTM that produces potable water from humidity in the atmosphere. WEPSTM technology works by converting humidity into water, otherwise known as atmospheric water extraction. The unit draws in ambient air from the surrounding atmosphere, which passes through an air filtration system to remove any airborne contaminants. The filtered air then passes through the proprietary water extraction system, which efficiently removes moisture (condensate). The condensate is then sent through a multi-step water filtration and purification process. The result is contaminant- and bacteria-free, pure drinking water. The design of the WEPSTM incorporates elements of proven technology combined with our proprietary process, specifically designed to meet the climatic conditions and local regulatory framework of the installation site. The concept behind WEPSTM is to obtain an alternative, sustainable, pure source of water without exploiting current, limited groundwater resources. Utilizing our proprietary technology, vapor is captured from the troposphere before it condenses, falls to earth in the form of rain or snow and becomes contaminated as it comes in to contact with industrial waste and chemicals, agricultural pollutants and human contaminants.

Our target market for this product includes commercial bottled water operations, agricultural irrigation, industrial capture and reuse and bulk residential supply. The WEPSTM systems are modular and scalable in design, allowing for water production from a few thousand to millions of litres per day.

Development of Business and Growth Strategy

Our goal is to address the vital issue of water quality and water supply by providing an alternative, sustainable source of pure water at the smallest possible environmental cost to global areas in need, while becoming a leading company in providing turn-key solutions using alternative energy for the purification, desalination and distribution of clean drinking water. Primarily, we are focusing on installing our AQUAtapTM community drinking water stations in Angola.

Our management has worked diligently since 2008 establishing business relationships with key government officials and ministries in Angola, including the Ministries of Industry, Health, Agriculture & Rural Development and Energy & Water. In late 2009, while our management was in Angola, the Secretary of State for Industry requested us to design and construct an autonomous water purification and distribution system under the “Water for All” program that would be appropriate for use in rural communities throughout Angola, keeping in mind that there is little to no grid power and virtually no infrastructure in the majority of these locations. After numerous months and much deliberation on which technologies to utilize within the end product, we completed the design of our current AQUAtapTM community drinking water station. With engineering, technical and manufacturing assistance from our technology partner, Trunz Water Systems AG, the first two units were fabricated and assembled in Switzerland in the second quarter of 2011.

In mid-December 2011, we shipped our first two AQUAtapTM stations to Angola. These units arrived in mid-January 2012 and we installed the first station on behalf of the Angolan Ministry of Industry, which is responsible for the technical assessment and evaluation of all new water technologies intended for use under the ‘Water for All’ program, in the rural community of Bom Jesus in early February 2012. Bom Jesus, with a population of 500, is located approximately 50 kilometres east of the capital city of Luanda. The Bom Jesus AQUAtapTM station became operational in on March 1, 2012 and was officially inaugurated by the Secretary of State for Industry on March 16, 2012, with residents of the village initially drawing approximately 10,000 litres of pure water a day.

The analysis of the product water from the Bom Jesus AQUAtap™ station and a comparative analysis of the product water and source water from the Kwanza River were performed by EPAL, a government agency and laboratory, and AngoLab, our private water analysis laboratory in Angola. The results of the product water analysis exceeded World Health Organization (WHO) standards for drinking water, while the results of the analysis of the source water proved it was not fit for human consumption.

Our second AQUAtap™ station is currently awaiting an installation location and is being held in storage in the Viana Industrial Park owned by the Ministry of Industry. In the meantime, we are in the process of negotiating a formal agreement with the Ministry of Industry and Ministry of Energy & Water regarding becoming an official registered supplier for the “Water for All” program and for the construction of a facility to assemble the AQUAtap™ stations in Angola. In June 2012, our management met with the African Development (“AfDB”) to discuss financing the proposed AQUAtap™ assembly plant(s) to be built in Angola and the level of funding required to carry out such an undertaking. These discussions established that we would require between $5.5-6 million per facility, including construction, inventory and working capital. As a result of the meetings, we received a non-binding letter of intent from the AfDB regarding the funding of the proposed project and the Angolan government indicated that once an agreement had been consummated, they would in turn submit a request for funding to the AfDB on our behalf.

Currently, only 50% of the population of Angola has access to an improved drinking water source. We believe that we will play an important role in alleviating this problem by providing access to clean drinking water through the use of our AQUAtap™ community drinking water stations. However, no assurance can be given that any of the negotiations in which we are currently involved we will be successful, or that we will be able to complete any sales contracts for units of our AQUAtap™ station.

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

We have identified a few companies that manufacture equivalently sized water purification systems, but may or may not have similarities to our AQUAtap™ community drinking water station. Our competitors include Cardinal Resources, Inc., SwissINSO Holding, Inc., WorldWater & Solar Technologies, Inc., PureSafe Water Systems, Inc., Global Water Group, Inc., Nirosoft Industries Ltd. and Rodi Systems Corporation. We believe that we have the following competitive advantages as compared to our competitors:

●	The AQUAtap™ system not only purifies and stores the produced water, but also contains a distribution point for the end user.

●
The AQUAtap™ system is configurable to the source water, thereby providing the option of either a reverse osmosis membrane (in the event of saline or brackish source water) or an ultrafiltration membrane (in the event of contaminated fresh source water).

●
The AQUAtap™ system has higher qualities as compared to our competitors’ for the specific markets that we are pursuing. For example, one competitor manufactures only a mobile disaster relief system that is cost prohibitive and not suitable for use in our target markets. Their units include redundant systems for their identified target market, rendering it cost inefficient. They also operate from grid or generator power and do not offer solar power as an option, further rendering their system unsuitable. Another competitor markets a large reverse osmosis system that is possibly suitable for larger markets or when greater amounts of water are required. It is not a suitable product for our target market in that it utilizes only reverse osmosis membranes, which, if the source water is contaminated fresh water, renders it somewhat excessive and too expensive. Purifying contaminated fresh water as opposed to saline water, reverse osmosis requires a greater amount of power to operate; hence a large array of solar panels is required, making the system far too expensive to operate, when an ultrafiltration membrane and a smaller array of solar panels would suffice to produce the same quantity of water.

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

In 2009, we filed an application to register the trademark for WEPSTM with the Canadian Intellectual Property Office and in 2013, the United States Patent and Trademark Office published our application to register the trademark for our AQUAtap™ community drinking water station.

Agreement with Trunz Water Systems AG

On June 29, 2011, we entered into a Global Cooperation Partner Agreement with Trunz Water Systems AG (“TWS”) of Switzerland for the use of their proprietary technologies that serve as the core of our AQUAtap™ community drinking water stations. This agreement brings a breadth of fully-developed, proven technologies to us, thereby minimizing development time, costs and risks. Our technologies include an auto backflushing pre-filtration technology and reverse osmosis membrane technology from TWS whose low energy consumption permits the entire water purification process to be powered using solar energy. Under the agreement, we will continue to develop new products with the assistance of and in cooperation with TWS, allowing us to maintain ownership of the end product. TWS will market our AQUAtap™ community drinking water station system on a worldwide basis along with other products that are co-developed, with a royalty being paid to us for each system sold. In addition to this, we have the rights to market all the products of TWS on a worldwide basis, and as an official dealer in Canada and Angola, which will be sold under our brand. Pursuant to the agreement, TWS will also provide design engineering services, technical assistance, fabrication, manufacturing and consultancy and other services as requested by us.

Employees

We currently have two full time employees and one part time employee. From time to time, we may hire additional workers on a contract basis as the need arises.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was originally approved for quotation on the OTC Bulletin Board under the symbol “RPMD”. Effective March 9, 2012, our symbol changed from “RPMD” to “QWTR” in connection with our name change from RPM Dental, Inc. to Quest Water Global Inc. and the Forward Split. Our August 24, 2012, our common stock was deleted from the OTC Bulletin Board and it is now quoted exclusively on the OTCQB.

As of April 15, 2013, there were 85,182,360 shares of our common stock issued and outstanding. As of April 15, 2013, we also had outstanding warrants to purchase 2,708,000 shares of our common stock at an exercise price of $0.50 per share until January 6, 2015 and February 10, 2015, and outstanding options to purchase 5,050,000 shares of our common stock at an exercise price of $0.90 per share until May 9, 2015. Of the 85,182,360 issued and outstanding shares of our common stock, 54,442,360 are restricted shares under the Securities Act. None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act.

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
December 31, 2012	0.95	0.26
September 30, 2012	1.60	0.54
June 30, 2012	1.25	0.68
March 31, 2012	-	-
December 31, 2011	-	-
September 30, 2011	-	-
June 30, 2011	-	-
March 31, 2011	-	-

Holders

As of April 15, 2013, there were approximately 88 holders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2012.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended December 31, 2012.

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

We have developed a proprietary AQUAtap™ community drinking water station consisting of a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit is capable of converting brackish, sea or contaminated surface water into 10,000 to 25,000 litres of high quality drinking water each day.

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

Expenses

During the year ended December 31, 2012, we incurred $3,759,906 in total expenses, including $2,239,525 in management fees, $919,486 in consulting fees, $284,088 in professional fees, $54,966 in our travel expenses, $45,218 in advertising and promotion expenses, $41,395 in automotive expenses, $64,465 in amortization, $35,842 in office and miscellaneous expenses, $30,337 in rent, $16,500 in transfer agent and filing fees, $14,339 in foreign exchange loss and $13,745 in telephone expenses. Importantly, a significant portion of the management fees and consulting fees represent stock-based compensation expense of $2,798,455 that we incurred during the three months ended June 30, 2012.

During the prior year, we incurred $486,044 in total expenses, including $200,000 in management fees, $56,533 in consulting fees, $149,676 in professional fees, $3,197 in travel expenses, $7,446 in advertising and promotion expenses, $20,909 in automotive expenses, $4,048 in amortization, $16,798 in office and miscellaneous expenses, $30,653 in rent and $10,955 in telephone expenses, as offset by $14,171 in foreign exchange gain.

The increase of approximately 674% in our total expenses during the most recent year resulted from increases in our expenses in nearly every major category, which were in turn attributable to the increase in our business operations, the closing of the Share Exchange and the costs associated with becoming and maintaining our status as a public company. In addition, the management fee and consulting fee increases due to the stock-based compensation expense described above accounted for a significant portion of the overall increase.

From our inception on February 20, 2009 to December 31, 2012, we incurred $5,096,907 in total expenses, including $2,799,525 in management fees, $1,087,009 in consulting fees, $558,447 in professional fees, $160,922 in travel expenses, $62,373 in advertising and promotion expenses, $79,730 in automotive expenses, $74,489 in amortization, $88,806 in office and miscellaneous expenses, $116,380 in rent, $16,500 in transfer agent and filing fees, $2,671 in foreign exchange loss and $50,055 in telephone expenses. Included in total expenses is stock-based compensation of $2,798,455.

Net Loss

During the year ended December 31, 2012, we incurred a loss before other income (expense) of $3,759,906 and a net loss of $3,815,548, whereas we incurred a loss before other income (expense) of $486,044 and a net loss of $595,379 during the prior year. Our net loss per share during those two years was $0.05 and $0.03, respectively.

From our inception on February 20, 2009 to December 31, 2012, we incurred a loss before other income (expense) of $5,096,907 and a net loss of $5,263,965. The majority of our other expense during each of the periods referenced above was related to the accretion of discount on our convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2012, we had $1,732 in cash, $284,910 in total assets, $896,325 in total liabilities and a working capital deficit of $791,550. As of December 31, 2012 we had an accumulated deficit of $5,263,965.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2013.

During the year ended December 31, 2012, we spent $834,052 in cash on operating activities, compared to $349,684 in cash spending on operating activities during the prior year. The 238% increase in our cash spending on operating activities during the fiscal year ended December 31, 2012 was primarily attributable to the increase in our net loss as described above, as adjusted for the aforementioned stock-based compensation expense, as well as decreases in our operating assets and liabilities, and in particular amounts due to related parties. From our inception on February 20, 2009 to December 31, 2012 we spent $1,450,198 in cash on operating activities.

During the year ended December 31, 2012, we spent $64,096 in cash on investing activities, whereas we spent $272,832 in cash on investing activities during the same period in the prior year. All of our spending on those activities during both periods was in the form of property and equipment purchases. Our investing activities decreased between 2011 and 2012 largely because we shipped our first two community drinking water stations to Angola earlier this year and installed and demonstrated one system. Our second system is currently awaiting an installation location and is being held in storage in the Viana Industrial Park owned by the Ministry of Industry. From our inception on February 20, 2009 to December 31, 2012, we spent $349,832 in cash on the purchase of property and equipment, our only investing activities to date.

We received $866,820 in cash from financing activities during the year ended December 31, 2012, consisting of $845,000 in proceeds from the issuance of our common stock and $221,820 in proceeds from convertible notes payable, as offset by the repayment of $200,000 in loans payable. During the year ended December 31, 2011, we received $644,500 in cash from financing activities, consisting of $315,000 in proceeds from the issuance of our common stock and $329,500 in proceeds from convertible notes payable. From our inception on February 20, 2009 to December 31, 2012 we received $1,801,762 in cash from financing activities, including the following proceeds: $1,192,442 from the issuance of our common stock, $601,320 from convertible notes payable and $208,000 from loans payable, as offset by the repayment of $200,000 in loans payable.

During the year ended December 31, 2012, our cash decreased by $31,328 as a result of our operating, investing and financing activities, from $33,060 to $1,732. As of December 31, 2012, we did not even have sufficient cash resources to meet our operating expenses for the next month based on our current burn rate. However, we anticipate that our burn rate will be significantly less going forward since a number of expenses associated with closing the Share Exchange were non-recurring. We therefore expect to spend less cash on certain expense categories during future years than we did during our most recent fiscal year.

Plan of Operations

Our plan of operations over the next 12 months is to continue to address water quality and supply issues in Angola through the installation of our AQUAtapTM community drinking water stations as well as the employment of our WEPSTM technology, and we anticipate that we will require a minimum of approximately $745,000 to pursue those plans. However, as described in Item 1 of this annual report, we are currently in the process of negotiating a formal agreement with the Angolan Ministry of Industry and Ministry of Energy & Water regarding becoming an official registered supplier for the "Water for All" program and for the construction of facility to assemble our AQUAtapTM stations. Our cash requirements will change substantially if we are able to successfully enter into such an agreement, but we expect that the AfDB will a fund a large portion of the construction, inventory and working capital costs of the proposed project in those circumstances.

We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements, and we recently received an aggregate investment of $168,000 in connection with our common stock that was unissued as of December 31, 2012. We do not currently have any arrangements in place to complete any further private placement financings and there is no assurance that we will be successful in completing any such financings. If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options.

During the next 12 months, we estimate that our planned expenditures will include the following:

Description	Amount ($)
Equipment purchases	10,000
Rent	30,000
Management fees	300,000
Consulting fees	150,000
Professional fees	130,000
Advertising and promotion expenses	15,000
Travel and automotive expenses	60,000
General and administrative expenses	50,000
Total	745,000

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2012, we had a working capital deficit of $791,550 and an accumulated deficit of $5,263,965. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

Quest Water Global, Inc.
(A Development Stage Company)
Consolidated Financial Statements
Year Ended December 31, 2012
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quest Water Global, Inc. (A development stage company)

We have audited the accompanying consolidated balance sheets of Quest Water Global, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and accumulated from February 20, 2009 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Quest Water Global, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and the period from February 20, 2009 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

April 15, 2013

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31, 2012	December 31, 2011
	$	$

ASSETS

Current assets

Cash	1,732	33,060
Prepaid expenses	7,835	12,429

Total current assets	9,567	45,489

Equipment (Note 3)	275,343	275,712

Total assets	284,910	321,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	259,031	166,642
Accrued liabilities	9,098	29,158
Convertible notes payable, net of unamortized discount of $5,914 (2011 - $16,693) (Note 4)	30,906	262,807
Loan payable (Note 5)	–	200,000
Due to related parties (Note 6)	502,082	515,893

Total current liabilities	801,117	1,174,500

Convertible notes payable, net of unamortized discount of $79,792 (2011 - $nil) (Note 4)	95,208	–

Total liabilities	896,325	1,174,500

Nature of operations and continuance of business (Note 1)
Commitments (Note 10)
Subsequent events (Note 12)

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 2 and nil shares issued and outstanding, respectively	1	–

Common stock, 95,000,000 shares authorized, $0.000001 par value, 84,833,860 and 49,114,666 shares issued and outstanding, respectively	5,139	4,911

Additional paid-in capital	4,479,410	590,207

Common stock issuable	168,000	–

Deficit accumulated during the development stage	(5,263,965)	(1,448,417)

Total stockholders’ deficit	(611,415)	(853,299)

Total liabilities and stockholders’ deficit	284,910	321,201

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Year ended December 31, 2012 $	Year ended December 31, 2011 $	Accumulated from February 20, 2009 (date of inception) to December 31, 2012 $

Revenue	–	–	–

Expenses

Advertising and promotion	45,218	7,446	62,373
Amortization	64,465	4,048	74,489
Automotive	41,395	20,909	79,730
Consulting fees (Note 9)	919,486	56,533	1,087,009
Foreign exchange loss (gain)	14,339	(14,171)	2,671
Management fees (Notes 6 and 9)	2,239,525	200,000	2,799,525
Office and miscellaneous	35,842	16,798	88,806
Professional fees	284,088	149,676	558,447
Rent	30,337	30,653	116,380
Telephone	13,745	10,955	50,055
Transfer agent and filing fees	16,500	–	16,500
Travel	54,966	3,197	160,922

	3,759,906	486,044	5,096,907

Loss before other income (expense)	(3,759,906)	(486,044)	(5,096,907)

Other income (expense)

Accretion of discount on convertible notes payable	(55,463)	(109,331)	(169,650)
Gain on settlement of debt	–	–	7,723
Interest expense	(179)	(4)	(6,206)
Interest income	–	–	1,075

	(55,642)	(109,335)	(167,058)

Net loss	(3,815,548)	(595,379)	(5,263,965)

Net loss per share, basic and diluted	(0.05)	(0.03)

Weighted average number of shares outstanding, basic and diluted	83,669,358	23,572,886

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(Expressed in US dollars)

							Deficit
							accumulated
					Additional	Common	during the
	Preferred stock		Common stock		paid-in	stock	development
	Number	Amount $	Number	Amount $	capital $	issuable $	stage $	Total $

Balance, February 20, 2009 (date of inception)	–	–	–	–	–	–	–	–

Common stock issued for cash at $0.0001 per share	–	–	48,832,000	4,883	(2,441)	–	–	2,442

Net loss for the period	–	–	–	–	–	–	(545,892)	(545,892)

Balance, December 31, 2009	–	–	48,832,000	4,883	(2,441)	–	(545,892)	(543,450)

Common stock issued for cash at $0.25 per share	–	–	160,000	16	19,984	–	–	20,000

Common stock issued to settle debt	–	–	126,000	13	15,737	–	–	15,750

Share subscriptions received	–	–	–	–	–	10,000	–	10,000

Fair value of beneficial conversion feature for convertible note payable	–	–	–	–	33,333	–	–	33,333

Net loss for the year	–	–	–	–	–	–	(307,146)	(307,146)

Balance, December 31, 2010	–	–	49,118,000	4,912	66,613	10,000	(853,038)	(771,513)

Common stock issued for cash at $0.25 per share	–	–	2,440,000	244	304,756	(10,000)	–	295,000

Common stock issued for cash at $0.20 per share	–	–	200,000	20	19,980	–	–	20,000

Common stock cancelled	–	–	(4,010,000)	(401)	200	–	–	(201)

Common stock issued for conversion of notes payable	–	–	1,366,666	136	99,864			100,000

Fair value of beneficial conversion feature for convertible notes payable	–	–	–	–	98,794	–	–	98,794

Net loss for the year	–	–	–	–	–	–	(595,379)	(595,379)

Balance, December 31, 2011	–	–	49,114,666	4,911	590,207	–	(1,448,417)	(853,299)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(Expressed in US dollars)

							Deficit
							accumulated
					Additional	Common	during the
	Preferred stock		Common stock		paid-in	stock	development
	Number	Amount $	Number	Amount $	capital $	issuable $	stage $	Total $

Balance, December 31, 2011	–	–	49,114,666	4,911	590,207	–	(1,448,417)	(853,299)

Fair value of beneficial conversion feature for convertible notes payable	–	–	–	–	3,226	–	–	3,226

Conversion of debt	–	–	2,255,194	225	225,275	–	–	225,500

January 6, 2012 – recapitalization transactions:

Shares of Quest Water Global, Inc.	–	–	110,500,000	111	80,389	–	(87,291)	(6,791)

Preferred stock issued	2	1	–	–	–	–	–	1

Common stock returned and cancelled for spin out of RPM Dental, Inc. (Note 1)	–	–	(80,000,000)	(80)	49,920)	–	56,791	6,791

Common share issued for Quest (Note 1)	–	–	51,369,860	–	–	–	–	–

Recapitalization	–	–	(51,369,860)	(32)	(30,368)	–	30,500	–

Common stock issued for cash at $0.25 per share	–	–	2,398,000	2	599,498	–	–	599,500

Common stock issued for cash at $0.25 per share	–	–	310,000	1	77,499	–	–	77,500

Common stock issued for conversion of notes payable	–	–	256,000	1	63,999	–		64,000

Stock-based compensation	–	–	–	–	2,798,455	–	–	2,798,455

Fair value of beneficial conversion feature for convertible notes payable	–	–	–	–	121,250	–	–	121,250

Common stock issuable	–	–	–	–	–	168,000	–	168,000

Net loss for the year	–	–	–	–	–	–	(3,815,548)	(3,815,548)

Balance, December 31, 2012	2	1	84,833,860	5,139	4,479,410	168,000	(5,263,965)	(611,645)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)

	Year ended December 31, 2012 $	Year ended December 31, 2011 $	Accumulated from February 20, 2009 (date of inception) to December 31, 2012 $

Operating Activities:

Net loss for the period	(3,815,548)	(595,379)	(5,362,965)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible note payable	55,463	109,331	169,650
Amortization	64,465	4,048	74,489
Gain on settlement of debt	–	–	(7,902)
Stock-based compensation	2,798,455	–	2,798,455

Changes in operating assets and liabilities:

Prepaid expenses	4,594	7,571	(7,835)
Accounts payable	92,389	51,704	274,683
Accrued liabilities	(20,060)	20,158	10,345
Due to/from related parties	(13,810)	52,883	501,882

Net cash used in operating activities	(834,052)	(349,684)	(1,450,198)

Investing Activities:

Purchase of property and equipment	(64,096)	(272,832)	(349,832)

Net cash used in investing activities	(64,096)	(272,832)	(349,832)

Financing Activities:

Proceeds from convertible notes payable	221,820	329,500	601,320
Proceeds from loans payable	–	–	208,000
Repayment of loans payable	(200,000)	–	(200,000)
Proceeds from issuance of common stock	845,000	315,000	1,192,442

Net cash provided by financing activities	866,820	644,500	1,801,762

Increase (decrease) in cash	(31,328)	21,984	1,732

Cash, beginning of year	33,060	11,076	–

Cash, end of year	1,732	33,060	1,732

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	–	–	11,750
Quest notes conversion to common stock prior to recapitalization transaction (Notes 4(a) and (b))	225,500	100,000	325,500
Common stock issued pursuant to the conversion of notes payable	64,000	–	64,000
Common stock issued to settle loans payable	–	–	4,000

Supplemental disclosures:
Interest paid	–	–	1,586
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

1.   Nature of Operations and Continuance of Business

On January 6, 2012, Quest Water Global, Inc. (the “Company”) entered into a series of transactions pursuant to which the Company acquired Quest Water Solutions, Inc. (“Quest”), a Nevada corporation; spun-out its prior operations to the Company’s former principal stockholders, directors and officers; and completed a private offering of the Company’s securities for an aggregate purchase price of approximately $677,000. The following summarizes the foregoing transactions:

●
Acquisition of Quest. The Company acquired all of the outstanding capital stock of Quest in exchange for the issuance of 51,369,860 shares of the Company’s common stock pursuant to a Share Exchange Agreement between the Company, the Company’s former principal stockholder, Quest and the former stockholders of Quest. As a result of this transaction, Quest became the Company’s wholly owned subsidiary and the former shareholders of Quest became the Company’s controlling stockholders. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Quest is considered the acquirer for accounting and financial reporting purposes. Accordingly, the comparative financial statements, including the disclosures from inception, are that of Quest.

Two former shareholders of Quest each received one share of the Company’s newly designated Series A Voting Preferred Stock. Each share of Series A Voting Preferred Stock entitles the holder thereof to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Prefered Stock into a number equal to quotient derived by dividing 0.4285 into the total number of votes of the common stock and any other capital stock of the Company.

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

On the closing of the above transactions, the Company entered into lock-up agreements with each of the former Quest shareholders who received common stock of the Company in the share exchange, agreeing not to transfer any of the common stock of the Company for a one year period after the closing. In addition, the Company entered into lock-up/leak-out agreements with the two officers of the Company, agreeing not to transfer any of the common stock of the Company for a one year period after the closing and for the six months thereafter to limit any transfers to 0.5% up to a maximum of 100,000 shares of common stock on any single day.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2012, the Company has a working capital deficiency of $791,550 of which $502,082 is owed to the two principal shareholders (Note 6), and accumulated stockholders’ deficit of $5,263,965. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

2.   Summary of Significant Accounting Policies

(a)	Basic of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Quest, Quest’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the Province of British Columbia, Canada, and its 88% owned inactive subsidiaries Agua Cuilo Lda., Cuilo Embalnages, Lda., and Cuilo Comercial, Lda. All inter-company balances and transactions have been eliminated on consolidation.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of equipment, fair value of convertible notes payable, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Equipment

Equipment is stated at cost. The Company amortizes the cost of equipment over its estimated useful life at the following annual rates:

Computer equipment	45%	declining balance basis
Computer software	100%	declining balance basis
Demonstration equipment and furniture	20%	declining balance basis

(d)	Long-lived Assets

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

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

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

The Company’s financial instruments consist principally of cash, accounts payable, convertible notes payable, loan payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted loss per share (“LPS”) on the face of the income statement. Basic LPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted LPS gives effect to all dilutive potential common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive.

(g)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at December 31, 2012 and 2011, the Company had no items representing comprehensive income or loss.

(h)	Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company is required to file federal and provincial income tax returns in Canada and federal, state and local income tax returns in the US, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and US income tax returns, the open taxation years are 2009, 2010, 2011 and 2012. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and US have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2012 and 2011, there were no charges or provisions for interest or penalties.

(k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.   Property and Equipment

	Cost	Accumulated Amortization	Net Carrying Value December 31, 2012	Net Carrying Value December 31, 2011

Computer equipment	25,971	11,980	13,991	4,853
Computer software	1,673	1,673	–	–
Demonstration equipment	314,762	57,877	256,885	265,275
Equipment	7,426	2,959	4,467	5,584

	349,832	74,489	275,343	275,712

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

4.   Convertible Notes Payable

(a)
On September 11, 2011, Quest received proceeds of $200,000 and issued a convertible promissory note for $200,000, which bears interest at 10% per annum, is unsecured, and due on demand. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at $0.20 per share of common stock. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $200,000. As at December 31, 2012, $50,000 has been accreted increasing the carrying value of the convertible note to $200,000. On January 5, 2012, Quest issued 2,000,000 shares of common stock pursuant to the conversion of the $200,000 note.

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

(c)
During December 2011, Quest received proceeds of $54,000 and issued three separate convertible notes which are non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $17,419 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $54,000. As at March 31, 2012, $5,081 had been accreted, increasing the carrying value of the convertible notes to $41,662. On May 4, 2012, the Company issued 216,000 shares of common stock pursuant to the conversion of the note; $12,338 had been accreted, increasing the carrying value of the convertible notes to $54,000 prior to conversion.

(d)
On January 3, 2012, Quest received proceeds of $10,000 and issued a convertible note which is non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holder’s option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $3,226 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $10,000. As at March 31, 2012, $807 had been accreted, increasing the carrying value of the convertible note to $7,581. On May 4, 2012, the Company issued 40,000 shares of common stock pursuant to the conversion of the note; $2,419 had been accreted, increasing the carrying value of the convertible note to $10,000 prior to conversion.

(e)
On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. During the period ended December 31, 2012, $60,000 had been accreted, increasing the carrying value to $90,000.

(f)
On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the period ended December 31, 2012, $5,208 had been accreted, increasing the carrying value to $5,208.

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

4.   Convertible Notes Payable (continued)

(g)
On December 11, 2012, the Company received proceeds of $25,000 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $6,250 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the period ended December 31, 2012, $336 had been accreted, increasing the carrying value to $19,086.

(h)
On December 18, 2012, the Company received proceeds of $11,820 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company determined there is no embedded beneficial conversion feature.

5.   Loan Payable

On November 12, 2009, the Company received $200,000 in the form of a non-interest bearing loan, secured by a promissory note, and personally guaranteed by the President and Vice President of the Company. During the year ended December 31, 2012, the Company repaid the loan.

6.   Related Party Transactions

(a)	As at December 31, 2012, a total of $182,191 (December 31, 2011 - $302,421) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at December 31, 2012, a total of $319,891 (December 31, 2011 - $213,472) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)
For the year ended December 31, 2012, the Company incurred a total of $300,000 (2011 - $200,000) in management fees to the President and the Vice President of the Company. The Company also incurred stock-based compensation of $1,939,525 for stock options granted to the President and the Vice President of the Company during the year ended December 31, 2012, which is included in management fees.

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

(e)	On February 20, 2012, the Company completed a 20 for 1 forward split of its common stock. All share amounts have been retroactively adjusted for all periods presented.

(f)	On May 4, 2012, the Company issued 216,000 shares of common stock at $0.25 per share pursuant to the conversion of the $54,000 note payable. Refer to Note 4(c).

(g)	On May 4, 2012, the Company issued 40,000 shares of common stock at $0.25 per share pursuant to the conversion of the $10,000 note payable. Refer to Note 4(d).

(h)	As at December 31, 2012, the Company had received share subscriptions of $168,000. Refer to Notes 12(a) and (b).

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

8.   Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2010 and 2011	–	–

Issued	2,708,000	0.50

Balance, December 31, 2012	2,708,000	0.50

As at December 31, 2012, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015

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

On May 30, 2012, the Company granted 5,050,000 stock options at an exercise price of $0.90 per share expiring on May 30, 2015 to officers, directors, employees and consultants. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 3 years, a risk-free rate of 0.38%, an expected volatility of 100%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.54 per option. For the total fair value of $2,798,455, $1,939,525 was expensed as management fees and $858,933 was expensed as consulting fees.

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2010 and 2011	–	–

Granted	5,050,000	0.90

Outstanding, December 31, 2012	5,050,000	0.90

Additional information regarding stock options outstanding as at December 31, 2012 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.90	5,050,000	2.4	0.90

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

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

The agreement may be terminated by written notice. Upon termination, the Vice-President shall receive a termination fee equal to the sum of:

(i)	Buy-out of any outstanding stock options for a price equal to the fair market value of the Company’s common stock multiplied by the number of shares under options and less the exercise price; p

(ii)	The greater of:
●	The aggregate remaining fees for the unexpired remainder of the term; or
●	One annual fee plus one month fee for each year served after November 1, 2011.

11.   Income Taxes

The Company has net operating losses carried forward of $2,291,559, available to offset taxable income in future years which expires in fiscal 2032.

The Company is subject to US Federal and State income taxes at a rate of 34% and Canadian Federal and Provincial income taxes at a statutory rate of 25%. The reconciliation of the provision for income taxes at the consolidated corporate tax rate compared to the Company’s income tax expense as reported is as follows:

	2012 $	2011 $

Income tax recovery at statutory rate	1,297,283	201,143

Permanent differences	(970,329)	(37,349)
Change in enacted tax rates	–	(43,358)
Valuation allowance change	(326,954)	(120,436)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2012 and 2011 are as follows:

	2012 $	2011 $

Net operating losses carried forward	779,130	452,176

Valuation allowance	(779,130)	(452,176)

Net deferred income tax asset	–	–

The Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

12.   Subsequent Events

(a)
On January 18, 2013, the Company issued 286,000 units at a price of $0.50 per unit for proceeds of $143,000, which was included in common stock issuable as at December 31, 2012. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.75 per share expiring on July 15, 2015.

(b)
On February 21, 2013, the Company issued 62,500 units at a price of $0.40 per unit for proceeds of $25,000, which was included in common stock issuable as at December 31, 2012. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.65 per share expiring on October 15, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of April 15, 2013, the names, ages and positions of our directors and executive officers were as follows:

Name	Age	Position
John Balanko	53	Chairman, President, Chief Executive Officer, Director
Peter Miele	54	Vice President, Chief Financial Officer, Secretary, Director

John Balanko – Chairman, President, Chief Executive Officer, Director

Mr. Balanko was appointed as our Chairman, President, Chief Executive Officer and Director on January 6, 2012. Mr. Balanko co-founded Quest and has served as its Chairman, President and Chief Executive Officer since the company’s inception in October 2008.

From 2005 to 2008, Mr. Balanko was the founder and a managing partner of Environmental Water Solutions (“EWS”), a proprietorship focused on the research and development of atmospheric water generators for commercial applications. During his tenure at EWS, he collaborated with a large, custom air handling manufacturer in San Diego, CA to design, manufacture, and successfully demonstrate a commercial atmospheric water generator. From 2002 to 2005, Mr. Balanko was the managing director and founder of Liquid Air San Diego, a distributor for parent company H2O Liquid Air of Long Beach, CA. Liquid Air San Diego provided sales and service of atmospheric water generators to businesses throughout San Diego County.

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

Mr. Balanko has an extensive 28 year entrepreneurial background in corporate finance, sales, marketing, contract and license negotiation, project management and business development. Over the past 20+ years, he has held executive positions with over a dozen private and public companies. Mr. Balanko’s diverse managerial and executive experience gives him unique insights into our business, relationships, challenges, opportunities and operations.

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

Term of Office

Our directors are appointed for a one-year term to hold office until our next annual general meeting of stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

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

Audit Committee

Our Board of Directors established an audit committee on January 6, 2012. Since that date, John Balanko and Peter Miele have acted as the members of the audit committee. Neither Mr. Balanko nor Mr. Miele are independent members of the committee according to NASDAQ Rule 5605(a)(2) and National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”), since both of them are our executive officers. The Board of Directors adopted a charter for the audit committee on January 6, 2012, a copy of which was filed as Exhibit 99.1 to our annual report for the year ended December 31, 2011.

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

Item 11.  Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to our principal executive officer and our most highly compensated other executive officer during the years ended December 31, 2012 and 2011. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year ended December 31	Salary ($)	Option Awards ($) (1)	Total ($)
John Balanko, Chief Executive Officer (2)	2012	150,000	969,763 (3)	1,119,763
	2011	100,000	-	100,000
Peter Miele, Chief Financial Officer (4)	2012	150,000	969,763 (3)	1,119,763
	2011	100,000	-	100,000

(1)	See Note 9 of the notes to our audited consolidated financial statements included in this annual report for a description of the assumptions made in the valuation of option awards.

(2)
John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012 and has served as the Chairman, President and Chief Executive Officer of Quest since the company’s inception in October 2008.

(3)	Represents stock-based compensation related to options vesting during the year ended December 31, 2012.

(4)
Peter Miele was appointed as our Vice President, Secretary and Director on January 6, 2012 and our Chief Financial Officer on April 13, 2012, and has served as Quest’s Executive Vice President and Director since the company’s inception in October 2008.

Outstanding Equity Awards at Fiscal Year-End

On May 30, 2012, we granted options to purchase 3,500,000 shares of our common stock to our executive officers. The following table sets forth information relating to the options granted to our principal executive officer and most highly compensated other executive officer as of December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Option Exercise Price ($)	Option Expiration Date
John Balanko	1,750,000	0.90	May 30, 2015
Peter Miele	1,750,000	0.90	May 30, 2015

(1)	These options vested on the grant date of May 30, 2012.

Management Agreements

On November 1, 2011, we entered into management agreements with each of John Balanko and Peter Miele pursuant to which we are obligated to pay Mr. Balanko and Mr. Miele a base fee of $12,500 per month, in advance, from October 3, 2011 until November 1, 2016. Either party may terminate the agreement upon written notice, but upon termination, each of Mr. Balanko and Mr. Miele are entitled to receive a termination fee equal to the sum of

●
the buy-out of any outstanding stock options of Quest for a price equal to the fair market value of the company’s common stock multiplied by the number of shares under options and less the exercise price thereof; plus

●
the greater of (i) the aggregate remaining base fees for the unexpired remainder of the term or (ii) one annual base fee plus one month of base fee for each year, or portion thereof, served after October 3, 2011.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted from time to time at the discretion of the Board of Directors or a committee thereof. Other than our management agreements with John Balanko and Peter Miele, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole participates in the consideration of executive compensation.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception on February 20, 2009 to December 31, 2012. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock and our Series A Voting Preferred Stock beneficially owned as of April 15, 2013 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	John Balanko (2) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	19,150,000 (3)	22.0
Common Stock	Peter Miele (4) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	19,550,000 (5)	22.5
Common Stock	Josh Morita (6) 3285 Blazer Parkway, Suite 200 Lexington, Kentucky 40509	-	-
Common Stock	Dr. Laura Justice Sloan (7) 3285 Blazer Parkway, Suite 200 Lexington, Kentucky 40509	-	-
All Officers and Directors as a Group		38,700,000	44.5
Series A Voting Preferred Stock (8)	John Balanko (2) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	1	50
Series A Voting Preferred Stock (8)	Peter Miele (3) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	1	50
All Officers and Directors as a Group		2	100

(1)	Based on 85,182,360 issued and outstanding shares of our common stock as of April 15, 2013.

(2)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012.

(3)	Includes 17,400,000 shares of our common stock and options to purchase 1,750,000 shares of our common stock at an exercise price of $0.90 per share until May 30, 2015.

(4)	Peter Miele was appointed as our Vice President, Secretary and director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012.

(5)
Includes 17,400,000 shares of our common stock and options to purchase 1,750,000 shares of our common stock at an exercise price of $0.90 per share until May 30, 2015 owned by Peter Miele directly, and 400,000 shares of our common stock owned by Anne Marie Miele, the spouse of Mr. Miele.

(6)	Josh Morita was our Chairman, President, Chief Executive Officer and director from our inception on February 25, 2010 to January 6, 2012.

(7)	Dr. Laura Justice Sloan was our director from our inception on February 25, 2010 to January 6, 2012.

(8)
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

Changes in Control

As of April 15, 2013, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2012. As described elsewhere in this annual report, on May 30, 2012 we granted incentive stock options to purchase an aggregate of 3,500,000 shares of our common stock to our executive officers exercisable at a price of $0.90 per share until May 30, 2015. On the same date, we granted incentive stock options to purchase an additional 1,550,000 shares of our common stock to certain employee/consultants and members of our advisory board on the same terms. In each case, the options vested immediately.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plans approved by security holders	-	-	-
Plans not approved by security holders	2,708,000 (1)	0.50	-
	5,050,000 (2)	0.90	3,433,386 (3)

(1)
Includes warrants to purchase 2,398,000 shares of our common stock at an exercise price of $0.50 per share until January 6, 2015 and warrants to purchase 310,000 shares of our common stock at an exercise price of $0.50 per share until February 10, 2015.

(2)	Includes options to purchase 5,050,000 shares of our common stock at an exercise price of $0.90 per share until May 30, 2015.

(3)	Represents unissued options to purchase shares of our common stock under the rolling 10% stock option plan we adopted on May 30, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On January 6, 2012, we entered into a Share Exchange Agreement with Josh Morita, our former President, Chief Executive officer and director, Quest and the former shareholders of Quest (the “Quest Shareholders”) pursuant to which we acquired all of the outstanding capital stock of Quest from the Quest Shareholders in exchange for 2,568,493 pre-Forward Split (51,369,860 post-Forward Split) shares of our common stock. The shares issued to the Quest Shareholders in the Share Exchange constituted approximately 62.74% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange. As a result of the Share Exchange, Quest became our wholly owned subsidiary and John Balanko and Peter Miele, the former shareholders of Quest and our current Chairman, President, Chief Executive Officer and director, and current Vice President, Chief Financial Officer, Secretary and director, respectively, became our principal stockholders.

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

On May 30, 2012, we granted options to purchase 1,750,000 shares of our common stock to Mr. Balanko and options to purchase 1,750,000 shares of our common stock to Mr. Miele. These options vested immediately and are exercisable at a price of $0.90 per share until May 30, 2015.

As at December 31, 2012, we owed $182,189 to Mr. Balanko, which amount is unsecured, non-interest bearing and due on demand.

As of December 31, 2012, we owed $319,891 to Mr. Miele, which amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2012, we incurred a total of $300,000 in management fees to Mr. Balanko and Mr. Miele. We also incurred stock-based compensation of $1,939,525 for stock options granted to Mr. Balanko and Mr. Miele during the year ended December 31, 2012.

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

Director Independence

The OTCQB on which our common stock is quoted on does not have any director independence requirements. We currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Our audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the audit committee charter. A copy of our audit committee charter was filed as Exhibit 99.1 to our annual report for the year ended December 31, 2011.

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

Compensation

Our Board of Directors plans to conduct reviews with regard to directors’ compensation once a year. To make its recommendation on directors’ compensation, the Board will take into account the types of compensation and the amounts paid to directors of comparable publicly traded companies whose stock is quoted on the OTCQB.

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

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Dale Matheson Carr-Hilton LaBonte LLP, in connection with the audit of our financial statements for the years ended December 31, 2012 and 2011, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2012 ($)	Year Ended December 31, 2011 ($)
Audit fees and audit-related fees	20,000	54,500
Tax fees	-	-
All other fees	-	-
Total	20,000	54,500

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

PART IV

Item 15.  Exhibits

The following documents are filed as a part of this annual report.

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions, Inc. and the shareholders of Quest Water Solutions, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Designation for Series A Voting Preferred Stock filed with the Delaware Secretary of State on December 29, 2011 (1)
3.4	Certificate of Amendment filed with the Delaware Secretary of State on February 21, 2012 (3)
10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)
10.2	Subscription Agreement dated January 6, 2012 (1)
10.3	Form of Warrant dated January 6, 2012 (1)
10.4	Registration Rights Agreement dated January 6, 2012 (1)
10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)
10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)
10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)
10.7	Management Agreement with John Balanko dated November 1, 2011 (1)
10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)
10.9	Global Cooperation Partner Agreement between Quest Water Solutions, Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (4)

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 7, 2012.

(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2013	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Balanko	Chairman, President, Chief Executive Officer, Director	April 15, 2013
John Balanko

/s/ Peter Miele	Vice President, Chief Financial Officer, Secretary, Director	April 15, 2013
Peter Miele