Form 10-Q
period 2013-03-31
Quest Water Global, Inc.
filed 2013-05-20
CIK 1487091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSURS:

As of May 20, 2013, the registrant’s outstanding common stock consisted of 85,182,360 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(unaudited)

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31, 2013	December 31, 2012
	$	$
	(unaudited)

ASSETS

Current assets

Cash	241	1,732
Prepaid expenses	7,835	7,835

Total current assets	8,076	9,567

Equipment (Note 3)	260,701	275,343

Total assets	268,777	284,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	293,391	259,031
Accrued liabilities	30,362	9,098
Convertible notes payable, net of unamortized discount of $4,349 (2012 - $5,914) (Note 4)	32,471	30,906
Due to related parties (Note 5)	606,464	502,082

Total current liabilities	962,688	801,117

Convertible notes payable, net of unamortized discount of $65,417 (2012 - $79,792) (Note 4)	109,583	95,208

Total liabilities	1,072,271	896,325

Nature of operations and continuance of business (Note 1)
Commitments (Note 9)

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 1 share issued and outstanding	1	1

Common stock, 95,000,000 shares authorized, $0.000001 par value, 85,182,360 and 84,833,860 shares issued and outstanding, respectively	5,141	5,139

Additional paid-in capital	4,647,408	4,479,410

Common stock issuable (Note 6)	25,000	168,000

Deficit accumulated during the development stage	(5,481,044)	(5,263,965)

Total stockholders’ deficit	(803,494)	(611,415)

Total liabilities and stockholders’ deficit	268,777	284,910

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Accumulated from February 20, 2009 (date of inception) to March 31, 2013
	$	$	$

Revenue	–	–	–

Expenses

Advertising and promotion	27,542	2,095	89,915
Amortization	14,642	3,780	89,131
Automotive	5,935	21,707	85,665
Consulting fees	11,209	7,402	1,098,218
Foreign exchange loss (gain)	(3,184)	12,796	(513)
Management fees (Note 5)	75,000	75,000	2,874,525
Office and miscellaneous	6,752	60,451	95,558
Professional fees	34,815	94,571	593,262
Rent	7,553	7,541	123,933
Telephone	4,373	4,451	54,428
Transfer agent fees	813	10,894	17,313
Travel	14,781	40,390	175,703

Total expenses	200,231	341,078	5,297,138

Loss before other income (expense)	(200,231)	(341,078)	(5,297,138)

Other income (expense)

Accretion of discount on convertible note payable	(15,940)	(5,162)	(185,590)
Gain on settlement of debt	–	–	7,723
Interest expense	(908)	–	(7,114)
Interest income	–	–	1,075

Total other income (expense)	(16,848)	(5,162)	(183,906)

Net loss and comprehensive loss	(217,079)	(346,240)	(5,481,044)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding, basic and diluted	85,089,049	79,120,531

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Accumulated from February 20, 2009 (date of inception) to March 31, 2013
	$	$	$

Operating Activities:

Net loss for the period	(217,079)	(346,240)	(5,481,044)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible note payable	15,940	5,162	185,590
Amortization	14,642	3,780	89,131
Gain on settlement of debt	–	–	(7,902)
Stock-based compensation	–		2,798,455

Changes in operating assets and liabilities:

Prepaid expenses	–	4,441	(7,835)
Accounts payable	34,360	5,596	309,043
Accrued liabilities	21,264	(17,731)	31,609
Due to/from related parties	104,382	(15,388)	606,264

Net cash used in operating activities	(26,491)	(360,380)	(1,476,689)

Investing Activities:

Purchase of equipment	–	(13,226)	(349,832)

Net cash used in investing activities	–	(13,226)	(349,832)

Financing Activities:

Proceeds from convertible notes payable	–	10,000	601,320
Proceeds from loans payable	–	–	208,000
Proceeds from issuance of preferred stock	–	–	(200,000)
Proceeds from issuance of common stock/ share subscriptions received	25,000	677,000	1,217,442

Net cash provided by financing activities	25,000	687,000	1,826,762

Increase (decrease) in cash	(1,491)	313,394	241

Cash, beginning of period	1,732	33,060	–

Cash, end of period	241	346,454	241

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	–	–	11,750
Quest notes conversion to common stock prior to recapitalization transaction	–	225,500	325,500
Common stock issued pursuant to the conversion of notes payable	–	–	64,000
Common stock issued to settle loans payable	–	–	4,000

Supplemental disclosures:
Interest paid	–	–	1,586
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(unaudited)

1.   Nature of Operations and Continuance of Business

On January 6, 2012, Quest Water Global, Inc. (the “Company”) entered into a series of transactions pursuant to which the Company acquired Quest Water Solutions, Inc. (“Quest”), a Nevada corporation; spun-out its prior operations to the Company’s former principal stockholders, directors and officers; and completed a private offering of the Company’s securities for an aggregate purchase price of approximately $677,000. The following summarizes the foregoing transactions:

●
Acquisition of Quest. The Company acquired all of the outstanding capital stock of Quest in exchange for the issuance of 51,369,860 shares of the Company’s common stock pursuant to a Share Exchange Agreement between the Company, the Company’s former principal stockholder, Quest and the former stockholders of Quest. As a result of this transaction, Quest became the Company’s wholly owned subsidiary and the former shareholders of Quest became the Company’s controlling stockholders. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Quest is considered the acquirer for accounting and financial reporting purposes. Accordingly, the comparative financial statements, including the disclosures from inception, are those of Quest.

Two former principal shareholders of Quest each received one share of the Company’s newly designated Series A Voting Preferred Stock. Each share of Series A Voting Preferred Stock entitles the holder thereof to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Preferred Stock into a number equal to quotient derived by dividing 0.4285 into the total number of votes of the common stock and any other capital stock of the Company..

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2013, the Company has a working capital deficiency of $954,612 of which $606,464 is owed to the two principal shareholders, and accumulated stockholders’ deficit of $5,481,044. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company evaluated events occurring between March 31, 2013 and the date these financial statements were issued.

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(unaudited)

2.   Summary of Significant Accounting Policies

(a)	Basic of Presentation and Consolidation

These unaudited consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Quest; Quest’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada; and its 88% owned inactive subsidiaries Agua Cuilo Lda., Cuilo Embalnages, Lda., and Cuilo Comercial, Lda. All inter-company balances and transactions have been eliminated on consolidation. The Company’s fiscal year-end is December 31.

(b)	Interim Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)	Use of Estimates

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

(d)	Equipment

Equipment is stated at cost. The Company amortizes the cost of equipment over its estimated useful life at the following annual rates:

Computer equipment	45%	declining balance basis
Demonstration equipment and furniture	20%	declining balance basis
Furniture and equipment	20%	declining balance basis

(e)	Long-lived Assets

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

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

(f)	Financial Instruments and Fair Value Measures

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

(g)	Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(h)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at March 31, 2013, and December 31, 2012, the Company had no items representing comprehensive income or loss and therefore has not included a schedule of comprehensive loss in the financial statements.

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2013 and December 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the periods ended March 31, 2013 and 2012, there were no charges or provisions for interest or penalties.

(k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.   Equipment

	Cost	Accumulated Amortization	Net Carrying Value March 31, 2013	Net Carrying Value December 31, 2012
	$	$	$	$

Computer equipment	25,971	13,554	12,417	13,991
Demonstration equipment	314,762	70,722	244,040	256,885
Furniture and equipment	7,426	4,244	4,244	4,467

	348,159	87,458	260,701	275,343

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(unaudited)

4.  Convertible Notes Payable

(a)
On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”),, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. For the three months ended March 31, 2013, $11,250 (2012 - $0) had been accreted, increasing the carrying value to $101,250 (December 31, 2012 - $90,000).

(b)
On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the three months ended March 31, 2013, $3,125 (2012 - $0) had been accreted, increasing the carrying value to $8,333 (December 31, 2012 - $5,208).

(c)
On December 11, 2012, the Company received proceeds of $25,000 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $6,250 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the three months ended March 31, 2013, $1,565 (2012 - $0) had been accreted, increasing the carrying value to $20,651 (December 31, 2012 - $19,086).

(d)
On December 18, 2012, the Company received proceeds of $11,820 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company determined there was no embedded beneficial conversion feature.

5.  Related Party Transactions

(a)	As at March 31, 2013, a total of $235,208 (December 31, 2012 - $182,189) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at March 31, 2013, a total of $371,256 (December 31, 2012 - $319,891) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the period ended March 31, 2013, the Company incurred a total of $75,000 (2012 - $75,000) in management fees to the President and the Vice President of the Company.

6.  Common Stock

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

(c)	As at March 31, 2013, the Company had received share subscriptions of $25,000 for 250,000 shares of common stock at a price of $0.10 per share.

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(unaudited)

7.  Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2012	2,708,000	0.50

Issued	348,500	0.73

Balance, March 31, 2013	3,056,500	0.53

As at March 31, 2013, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015
286,000	0.75	July 15, 2015
62,500	0.65	October 15, 2015

3,056,500

8.  Stock Options

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2012 and March 31, 2013	5,050,000	0.90

Additional information regarding stock options outstanding as at March 31, 2013 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.90	5,050,000	2.2	0.90

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(unaudited)

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

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended March 31, 2013. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

We have developed a proprietary community drinking water station consisting of a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each AQUAtapTM unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit is capable of converting brackish, sea or contaminated surface water into 20,000 litres of high quality drinking water each day, suitable for 1,000 people.

In addition to the solar-powered water purification systems, we have also developed a technology known as WEPSTM (water extraction and purification system) that produces potable water from humidity in the atmosphere. WEPSTM technology works by converting humidity into water, otherwise known as atmospheric water extraction.

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

We are in the process of negotiating a formal agreement with the Ministry of Industry and Ministry of Energy & Water regarding becoming an official registered supplier for the government of Angola’s $650 million “Water for All” program and for the construction of a facility to assemble the AQUAtap™ stations in that country. In June 2012, our management met with the African Development (“AfDB”) to discuss financing the proposed AQUAtap™ assembly plant(s) to be built in Angola and the level of funding required to carry out such an undertaking. These discussions established that we would require between $5.5-6 million per facility, including construction, inventory and working capital. As a result of the meetings, we received a non-binding letter of intent from the AfDB regarding the funding of the proposed project and the Angolan government indicated that once an agreement had been consummated, they would in turn submit a request for funding to the AfDB on our behalf.

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

Expenses

During the three months ended March 31, 2013, we incurred $200,231 in total expenses, including $75,000 in management fees, $34,815 in professional fees, $27,542 in advertising and promotion expenses $14,781 in travel expenses, $14,642 in amortization, $11,209 in consulting fees, $7,553 in rent, $6,752 in office and miscellaneous expenses, $5,935 in automotive expenses, $4,373 in telephone expenses and $813 in transfer agent fees, as offset by $3,184 in foreign exchange gain. During the same period in the prior year, we incurred $341,078 in total expenses, including $75,000 in management fees, $94,571 in professional fees, $2,095 in advertising and promotion expenses, $40,390 in travel expenses, $3,780 in amortization, $7,402 in consulting fees, $7,541 in rent, $60,451 in office and miscellaneous expenses, $21,707 in automotive expenses, $4,451 in telephone expenses, $10,894 in transfer agent fees and $12,796 in foreign exchange loss. The decrease of approximately 42% in our total expenses during the most recent period resulted from decreases in our expenses in several major categories, including our professional fees and office and miscellaneous expenses, which were attributable to the closing of the Share Exchange and the costs associated with becoming a public company.

From our inception on February 20, 2009 to March 31, 2013, we incurred $5,297,138 in total expenses, including $2,874,525 in management fees, $593,262 in professional fees, $89,915 in advertising and promotion expenses $175,703 in travel expenses, $89,131 in amortization, $1,098,218 in consulting fees, $123,933 in rent, $95,558 in office and miscellaneous expenses, $85,665 in automotive expenses, $54,428 in telephone expenses and $17,313 in transfer agent fees, as offset by $513 in foreign exchange gain. Importantly, a significant portion of the management fees and consulting fees represent stock-based compensation expense of $1,939,525 and $858,933, respectively, that we incurred during the three months ended June 30, 2012.

Net Loss

During the three months ended March 31, 2013, we incurred a loss before other expense of $200,131 and a net loss and comprehensive less of $217,079, whereas we incurred a loss before other expense of $341,078 and a net loss and comprehensive loss of $346,240 during the same period in the prior year. We did not experience any net loss per share during either of these periods.

From our inception on February 20, 2009 to March 31, 2013, we incurred a loss before other expense of $5,297,138 and a net loss of $5,481,044. The majority of our other expense during each of the periods referenced above was related to the accretion of discount on our convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2013, we had $241 in cash, $268,777 in total assets, $1,072,271 in total liabilities and a working capital deficit of $954,612. As of March 31, 2013 we had an accumulated deficit of $5,481,044.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2013.

During the three months ended March 31, 2013, we spent $26,491 in cash on operating activities, compared to $360,380 in cash spending on operating activities during the same period in the prior year. The 93% increase in our cash spending on operating activities during the three months ended March 31, 2013 was primarily attributable to the decrease in our net loss as described above, as well as changes in our operating assets and liabilities, and in particular an increase in amounts due to related parties. From our inception on February 20, 2009 to March 31, 2013 we spent $1,476,689 in cash on operating activities.

During the three months ended March 31, 2013, we did not spend any cash on investing activities, whereas we spent $13,226 in cash on investing activities during the same period in the prior year, all of which was in the form of equipment purchases. Our investing activities decreased between the 2012 and 2013 periods largely because we are currently in the process of negotiating a formal agreement with the Government of Angola that we expect will require us to purchase additional equipment. From our inception on February 20, 2009 to March 31, 2013, we spent $349,832 in cash on the purchase of equipment, our only investing activities to date.

We received $25,000 in cash from financing activities during the three months ended March 31, 2013, all of which was in the form in proceeds from the issuance of our common stock. During the three months ended March 31, 2012, we received $687,000 in cash from financing activities, consisting of $677,000 in proceeds from the issuance of our common stock and $10,000 in proceeds from convertible notes payable. From our inception on February 20, 2009 to March 31, 2013 we received $1,826,762 in cash from financing activities, including the following proceeds: $1,217,442 from the issuance of our common stock, $601,320 from convertible notes payable and $208,000 from loans payable, as offset by a loan repayment of $200,000.

During the three months ended March 31, 2013, our cash decreased by $1,491 as a result of our operating, investing and financing activities, from $1,732 to $241. As of March 31, 2013, we did not even have sufficient cash resources to meet our operating expenses for the next month based on our current burn rate.

Plan of Operations

Our plan of operations over the next 12 months is to continue to address water quality and supply issues in Angola through the installation of our AQUAtapTM community drinking water stations as well as the employment of our WEPSTM technology, and we anticipate that we will require a minimum of $745,000 to pursue those plans. However, as described above, we are currently in the process of negotiating a formal agreement with the Angolan Ministry of Industry and Ministry of Energy & Water regarding becoming an official registered supplier for the “Water for All” program and for the construction of a facility to assemble our AQUAtap™ stations. Our cash requirements will change substantially if we are able to successfully enter into such an agreement, but we expect that the AfDB will fund a large portion of the construction, inventory and working capital costs of the proposed project in those circumstances.

We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements, and we recently received an aggregate investment of $25,000 in connection with our common stock that was unissued as of March 31, 2013. We do not currently have any arrangements in place to complete any further private placement financings and there is no assurance that we will be successful in completing any such financings. If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options.

During the next 12 months, we estimate that our planned expenditures will include the following:

Description	Amount ($)
Equipment purchases	10,000
Rent	30,000
Management fees	300,000
Consulting fees	150,000
Professional fees	130,000
Advertising and promotion expenses	15,000
Travel and automotive expenses	60,000
General and administrative expenses	50,000
Total	745,000

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2013, we had a working capital deficit of $954,612 and an accumulated deficit of $5,481,044. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

Our consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  Our consolidated financial statements include the accounts of the Company, our wholly-owned subsidiary, Quest; Quest’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada; and its 88% owned inactive subsidiaries Agua Cuilo Lda., Cuilo Embalnages, Lda., and Cuilo Comercial, Lda. All inter-company balances and transactions have been eliminated on consolidation. Our fiscal year-end is December 31.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2013	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director