Form 10-Q/A
period 2013-03-31
Quest Water Global, Inc.
filed 2013-06-10
CIK 1487091

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

EXPLANATORY NOTE

The sole purpose of this Quarterly Report on Form 10-Q of Quest Water Global, Inc. for the period ended March 31, 2013 and filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-Q.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions, Inc. and the shareholders of Quest Water Solutions, Inc. (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Designation for Series A Voting Preferred Stock filed with the Delaware Secretary of State on December 29, 2011 (1)

3.4	Certificate of Amendment filed with the Delaware Secretary of State on February 21, 2012 (3)

10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)

10.2	Subscription Agreement dated January 6, 2012 (1)

10.3	Form of Warrant dated January 6, 2012 (1)

10.4	Registration Rights Agreement dated January 6, 2012 (1)

10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)

10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)

10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)

10.7	Management Agreement with John Balanko dated November 1, 2011 (1)

10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)

10.9	Global Cooperation Partner Agreement between Quest Water Solutions, Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Audit Committee Charter (5)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2012.

(4)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2013	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President,
Chief Executive Officer, Director