Form 10-Q
period 2013-06-30
Quest Water Global, Inc.
filed 2013-08-19
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 19, 2013, the registrant’s outstanding common stock consisted of 85,182,360 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(unaudited)

3

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30, 2013	December 31, 2012
	$	$
	(unaudited)

ASSETS

Current assets

Cash	–	1,732
Prepaid expenses	7,835	7,835

Total current assets	7,835	9,567

Equipment (Note 3)	246,059	275,343

Total assets	253,894	284,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Bank indebtedness	35	–
Accounts payable	298,976	259,031
Accrued liabilities	6,120	9,098
Convertible notes payable, net of unamortized discount of $2,786 (2012 - $5,914) (Note 4)	34,034	30,906
Due to related parties (Note 5)	764,504	502,082

Total current liabilities	1,103,669	801,117

Convertible notes payable, net of unamortized discount of $51,042 (2012 - $79,792) (Note 4)	123,958	95,208

Total liabilities	1,227,627	896,325

Nature of operations and continuance of business (Note 1)
Commitments (Note 9)
Subsequent event (Note 10)

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 1 share issued and outstanding	1	1

Common stock, 95,000,000 shares authorized, $0.000001 par value, 85,182,360 and 84,833,860 shares issued and outstanding, respectively	5,139	5,139

Additional paid-in capital	4,647,410	4,479,410

Common stock issuable (Note 6)	25,000	168,000

Deficit accumulated during the development stage	(5,651,283)	(5,263,965)

Total stockholders’ deficit	(973,733)	(611,415)

Total liabilities and stockholders’ deficit	253,894	284,910

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012	Accumulated from February 20, 2009 (date of inception) to June 30, 2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Advertising and promotion	413	36,518	27,955	38,613	90,328
Amortization	14,642	12,716	29,284	16,496	103,773
Automotive	3,831	9,017	9,766	30,724	89,496
Consulting fees	7,008	880,247	18,217	887,649	1,105,226
Foreign exchange loss (gain)	(4,845)	58	(8,029)	12,854	(5,358)
Management fees (Note 6)	75,000	2,014,525	150,000	2,089,525	2,949,525
Office and miscellaneous	4,402	9,311	11,154	69,762	99,960
Professional fees	36,571	92,816	71,386	187,387	629,833
Rent	7,427	7,508	14,980	15,049	131,360
Telephone	3,539	3,659	7,912	8,110	57,967
Transfer agent and filing fees	6	5,546	819	16,440	17,319
Travel	5,047	14,818	19,828	55,208	180,750

Total expenses	153,041	3,086,739	353,272	3,427,817	5,450,179

Loss before other income (expense)	(153,041)	(3,086,739)	(353,272)	(3,427,817)	(5,450,179)

Other income (expense)

Accretion of discounts on convertible notes payable	(15,938)	(22,257)	(31,878)	(27,419)	(201,528)
Gain on settlement of debt	–	–	–	–	7,723
Interest expense	(1,260)	–	(2,168)	–	(8,374)
Interest income	–	–	–	–	1,075

Total other income (expense)	(17,198)	(22,257)	(34,046)	(27,419)	(201,104)

Net loss	(170,239)	(3,108,996)	(387,318)	(3,455,236)	(5,651,283)

Net loss per share, basic and diluted	–	(0.04)	–	(0.04)

Weighted average shares outstanding	85,182,360	84,651,367	85,135,962	82,492,060

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012	Accumulated from February 20, 2009 (date of inception) to June 30, 2013
	$	$	$

Operating Activities:

Net loss for the period	(387,318)	(3,455,236)	(5,651,283)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible note payable	31,878	27,419	201,528
Amortization	29,284	16,496	103,773
Gain on settlement of debt	–	–	(7,902)
Stock-based compensation	–	2,798,458	2,798,455

Changes in operating assets and liabilities:

Prepaid expenses	–	4,594	(7,835)
Accounts payable	39,945	24,608	314,628
Accrued liabilities	(2,978)	(29,158)	7,367
Due to/from related parties	262,422	(15,577)	764,304

Net cash used in operating activities	(26,767)	(628,396)	(1,476,965)

Investing Activities:

Purchase of property and equipment	–	(14,060)	(349,832)

Net cash used in investing activities	–	(14,060)	(349,832)

Financing Activities:

Bank indebtedness	35	–	35
Proceeds from convertible notes payable	–	160,000	601,320
Proceeds from loans payable	–	–	208,000
Repayment of loans payable		(200,000)
Proceeds from issuance of preferred stock	–	–	(200,000)
Proceeds from issuance of common stock/ share subscriptions received	25,000	677,000	1,217,442

Net cash provided by financing activities	25,035	637,000	1,826,797

Increase (decrease) in cash	(1,732)	(5,456)	–

Cash, beginning of period	1,732	33,060	–

Cash, end of period	–	27,604	–

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	–	–	11,750
Quest notes conversion to common stock prior to recapitalization transaction	–	225,500	325,500
Common stock issued pursuant to the conversion of notes payable	–	64,000	64,000
Common stock issued to settle loans payable	–	–	4,000

Supplemental disclosures:
Interest paid	–	–	1,586
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2013, the Company has a working capital deficiency of $1,095,834 of which $764,504 is owed to the two principal shareholders, and accumulated stockholders’ deficit of $5,651,283. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

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

(d)	Property and Equipment

Property and equipment are stated at cost. The Company amortizes the cost of property and equipment over their estimated useful lives at the following annual rates:

Computer equipment	45%	declining balance basis
Demonstration equipment	20%	declining balance basis
Furniture and equipment	20%	declining balance basis

(e)	Long-lived Assets

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

 June 30, 2013

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

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stocks outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(h)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at June 30, 2013, and December 31, 2012, the Company had no items representing comprehensive income or loss.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2013 and December 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the periods ended June 30, 2013 and 2012, there were no charges or provisions for interest or penalties.

(k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	Cost	Accumulated Amortization	Net Carrying Value June 30, 2013	Net Carrying Value December 31, 2012
	$	$	$	$

Computer equipment	25,971	15,128	10,843	13,991
Demonstration equipment	314,762	83,566	231,196	256,885
Furniture and equipment	7,426	3,406	4,020	4,467

	348,159	102,100	246,059	275,343

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

(Expressed in US dollars)

(unaudited)

4.	Convertible Notes Payable

(a)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. For the six months ended June 30, 2013, $22,500 (2012 - $7,500) had been accreted, increasing the carrying value to $112,500 (December 31, 2012 - $90,000).

(b)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the six months ended June 30, 2013, $6,250 (2012 - $nil) had been accreted, increasing the carrying value to $11,458 (December 31, 2012 - $5,208).

(c)	On December 11, 2012, the Company received proceeds of $25,000 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $6,250 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the six months ended June 30, 2013, $3,128 (2012 - $nil) had been accreted, increasing the carrying value to $22,214 (December 31, 2012 - $19,086).

(d)	On December 18, 2012, the Company received proceeds of $11,820 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company determined there was no embedded beneficial conversion feature.

5.	Related Party Transactions

(a)	As at June 30, 2013, the amount of $291,698 (December 31, 2012 - $182,189) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at June 30, 2013, the amount of $472,806 (December 31, 2012 - $319,891) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the six months ended June 30, 2013, the Company incurred a total of $150,000 (2012 - $75,000) in management fees to the President and the Vice President of the Company. For the six months ended June 30, 2012, the Company incurred stock-based compensation of $2,276,096 for stock options granted to the President and the Vice President of the Company during the six months ended June 30, 2012, which was included in management fees.

6.	Common Stock

(a)	On January 18, 2013, the Company issued 286,000 units at a price of $0.50 per unit for proceeds of $143,000, which was included in common stock issuable as at December 31, 2012. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.75 per share expiring on July 15, 2015.

(b)	On February 21, 2013, the Company issued 62,500 units at a price of $0.40 per unit for proceeds of $25,000, which was included in common stock issuable as at December 31, 2012. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.65 per share expiring on October 15, 2015.

(c)	As at June 30, 2013, the Company had received share subscriptions of $25,000 for 250,000 shares of common stock at a price of $0.10 per share.

QUEST WATER GLOBAL, INC.

 (A Development Stage Company)

 Notes to the Consolidated Financial Statements

 June 30, 2013

 (Expressed in US dollars)

 (unaudited)

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2012	2,708,000	0.50

Issued	348,500	0.73

Balance, June 30, 2013	3,056,500	0.53

As at June 30, 2013, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015
286,000	0.75	July 15, 2015
62,500	0.65	October 15, 2015

3,056,500

8.	Stock Options

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2012 and June 30, 2013	5,050,000	0.90

Additional information regarding stock options outstanding as at June 30, 2013 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.90	5,050,000	1.91	0.90

As at June 30, 2013, the aggregate intrinsic value of stock options outstanding is $nil

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

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

(ii)	The greater of:

●	The aggregate remaining fees for the unexpired remainder of the term; or

●	One annual fee plus one month fee for each year served after November 1, 2011.

10.	Subsequent Event

Subsequent to June 30, 2013, the Company received share subscriptions proceeds of $5,000 for 83,334 shares of common stock at $0.06 per share to be issued.

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended June 30, 2013. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended June 30, 2013 and from February 20, 2009 (Date of Inception) to June 30, 2013

Revenue

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended June 30, 2013, we incurred $153,041 in total expenses, including $75,000 in management fees, $36,571 in professional fees, $413 in advertising and promotion expenses $5,047 in travel expenses, $14,642 in amortization, $7,008 in consulting fees, $7,427 in rent, $4,402 in office and miscellaneous expenses, $3,831 in automotive expenses, $3,539 in telephone expenses and $6 in transfer agent and filing fees, as offset by $4,845 in foreign exchange gain. During the same period in the prior year, we incurred $3,086,739 in total expenses, including $2,014,525 in management fees, $92,816 in professional fees, $36,518 in advertising and promotion expenses, $14,818 in travel expenses, $12,716 in amortization, $880,247 in consulting fees, $7,508 in rent, $9,311 in office and miscellaneous expenses, $9,017 in automotive expenses, $3,659 in telephone expenses, $5,546 in transfer agent and filing fees and $58 in foreign exchange loss. The 2017% decrease in our total expenses during the most recent period resulted from decreases in our expenses in several major categories, including our professional fees and consulting fees, which were attributable to the closing of the Share Exchange and the costs associated with becoming a public company. In addition, our management fees and consulting fees decreased significantly between the two periods as a result of $1,939,525 and $858,933, respectively, in stock-based compensation expense that we incurred during the three months ended June 30, 2012.

From our inception on February 20, 2009 to June 30, 2013, we incurred $5,450,179 in total expenses, including $2,949,525 in management fees, $629,833 in professional fees, $90,328 in advertising and promotion expenses $180,750 in travel expenses, $103,733 in amortization, $1,105,226 in consulting fees, $131,360 in rent, $99,960 in office and miscellaneous expenses, $89,496 in automotive expenses, $57,967 in telephone expenses and $17,319 in transfer agent and filing fees, as offset by $5,358 in foreign exchange gain.

Net Loss

During the three months ended June 30, 2013, we incurred a loss before other expense of $153,041 and a net loss of $170,239, whereas we incurred a loss before other expense of $3,086,739 and a net loss of $3,108,996 during the same period in the prior year. We did not experience any net loss per share during the three months ended June 30, 2013, whereas we experienced a net loss per share of $0.04 during the same period in the prior year.

From our inception on February 20, 2009 to June 30, 2013, we incurred a loss before other expense of $5,450,179 and a net loss of $5,651,283. The majority of our other expense during each of the periods referenced above was related to the accretion of discount on our convertible notes payable.

For the Six Months Ended June 30, 2013

Expenses

During the six months ended June 30, 2013, we incurred $353,272 in total expenses, including $150,000 in management fees, $71,386 in professional fees, $27,955 in advertising and promotion expenses, $19,828 in travel expenses, $29,284 in amortization, $18,217 in consulting fees, $14,980 in rent, $11,154 in office and miscellaneous expenses, $9,766 in automotive expenses, $7,912 in telephone expenses, $819 in transfer agent and filing fees, as offset by $8,029 in foreign exchange gain. During the same period in the prior year, we incurred $3,427,817 in total expenses, including $2,089,525 in management fees, $187,387 in professional fees, $38,613 in advertising and promotion expenses, $55,208 in travel expenses, $16,496 in amortization, $887,649 in consulting fees, $15,049 in rent, $69,762 in office and miscellaneous expenses, $30,724 in automotive expenses, $8,110 in telephone expenses, $16,440 in transfer agent and filing fees and $12,854 in foreign exchange loss. The 970% decrease in our total expenses during the most recent period resulted from decreases in our expenses in several major expense categories, including our professional fees and consulting fees, which were attributable to the closing of the Share Exchange and the costs associated with becoming a public company. In addition, the management fee and consulting fee decreases due to the one-time stock-based compensation expense described above accounted for a significant portion of the overall decrease.

Net Loss

During the six months ended June 30, 2013, we incurred a loss before other expense of $353,272 and a net loss of $387,318, whereas we incurred a loss before other expense of $3,427,817 and a net loss of $3,455,236 during the same period in the prior year. We did not experience any net loss per share during the six months ended June 30, 2013, whereas we experienced a net loss per share of $0.04 during the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2013, we had no cash, $253,894 in total assets, $1,227,627 in total liabilities and a working capital deficit of $1,095,834. As of June 30, 2013 we had an accumulated deficit of $5,651,283.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2013.

During the six months ended June 30, 2013, we spent $26,767 in cash on operating activities, compared to $628,396 in cash spending on operating activities during the same period in the prior year. The 2348% decrease in our cash spending on operating activities during the six months ended June 30, 2013 was primarily attributable to the decrease in our net loss as described above, as well as changes in our operating assets and liabilities, and in particular an increase in amounts due to related parties. From our inception on February 20, 2009 to June 30, 2013 we spent $1,476,965 in cash on operating activities.

During the six months ended June 30, 2013, we did not spend any cash on investing activities, whereas we spent $14,060 in cash on investing activities during the same period in the prior year, all of which was in the form of equipment purchases. Our investing activities decreased between the 2012 and 2013 periods largely because we are currently in the process of negotiating a formal agreement with the Government of Angola that we expect will require us to purchase additional equipment. From our inception on February 20, 2009 to June 30, 2013, we spent $349,832 in cash on the purchase of equipment, our only investing activities to date.

We received $25,035 in cash from financing activities during the six months ended June 30, 2013, substantially all of which was in the form of proceeds from the issuance of our common stock. During the six months ended June 30, 2012, we received $637,000 in cash from financing activities, including $677,000 in proceeds from the issuance of our common stock. From our inception on February 20, 2009 to June 30, 2013 we received $1,826,762 in cash from financing activities, including the following proceeds: $1,217,442 from the issuance of our common stock, $601,320 from convertible notes payable, $208,000 from loans payable and $35 in bank indebtedness, as offset by a loan repayment of $200,000.

During the six months ended June 30, 2013, our cash decreased by $1,732 as a result of our operating, investing and financing activities, from $1,732 to $0. As of June 30, 2013, we did not even have sufficient cash resources to meet our operating expenses for the next month based on our current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2013, we had a working capital deficit of $1,095,834 and an accumulated deficit of $5,651,283. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this quarterly report.

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions, Inc. and the shareholders of Quest Water Solutions, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Designation for Series A Voting Preferred Stock filed with the Delaware Secretary of State on December 29, 2011 (1)
3.4	Certificate of Amendment filed with the Delaware Secretary of State on February 21, 2012 (3)
10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)
10.2	Subscription Agreement dated January 6, 2012 (1)
10.3	Form of Warrant dated January 6, 2012 (1)
10.4	Registration Rights Agreement dated January 6, 2012 (1)
10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)
10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)
10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)
10.7	Management Agreement with John Balanko dated November 1, 2011 (1)
10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)
10.9	Global Cooperation Partner Agreement between Quest Water Solutions, Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Audit Committee Charter (4)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Presentation Linkbase **

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 7, 2012.

(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 16, 2012.

*	Filed Herewith.

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2013	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

