Form 10-Q
period 2013-09-30
Quest Water Global, Inc.
filed 2013-11-18
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 18, 2013, the registrant’s outstanding common stock consisted of 85,182,360 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Quest Water Global, Inc.

(A Development Stage Company)

Consolidated Financial Statements

September 30, 2013

(Expressed in US dollars)

(unaudited)

3

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	September 30, 2013	December 31, 2012
	$	$
	(unaudited)

ASSETS

Current assets

Cash	210	1,732
Prepaid expenses and deposits	7,835	7,835

Total current assets	8,045	9,567

Equipment (Note 3)	231,418	275,343

Total assets	239,463	284,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	327,919	259,031
Accrued liabilities	3,608	9,098
Convertible notes payable, net of unamortized discount of $37,891 (2012 - $5,914) (Note 4)	173,929	30,906
Due to related parties (Note 5)	862,137	502,082

Total current liabilities	1,367,593	801,117

Convertible notes payable, net of unamortized discount of $nil (2012 - $79,792) (Note 4)	–	95,208

Total liabilities	1,367,593	896,325

Nature of operations and continuance of business (Note 1)
Commitments (Note 9)
Subsequent event (Note 10)

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 1 share issued and outstanding	1	1

Common stock, 95,000,000 shares authorized, $0.000001 par value, 85,182,360 and 84,833,860 shares issued and outstanding, respectively	5,141	5,139

Additional paid-in capital	4,647,408	4,479,410

Common stock issuable (Note 6)	32,700	168,000

Deficit accumulated during the development stage	(5,813,380)	(5,263,965)

Total stockholders’ deficit	(1,128,130)	(611,415)

Total liabilities and stockholders’ deficit	239,463	284,910

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Statement of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Accumulated from February 20, 2009 (date of inception) to September 30, 2013
	$	$	$	$	$

Expenses

Advertising and promotion	261	4,129	28,216	42,742	90,589
Amortization	14,641	8,248	43,925	24,744	118,414
Automotive	5,008	4,140	14,774	34,864	94,504
Consulting fees	3,121	20,628	21,338	908,277	1,108,347
Foreign exchange loss (gain)	5,246	379	(2,783)	13,233	(112)
Management fees (Note 6)	75,000	75,000	225,000	2,164,525	3,024,525
Office and miscellaneous	10,257	3,504	21,411	73,266	110,217
Professional fees	12,649	52,651	84,035	240,038	642,482
Rent	3,333	7,630	18,313	22,679	134,693
Telephone	4,116	3,836	12,028	11,946	62,083
Transfer agent and filing fees	1,595	34	2,414	16,474	18,914
Travel	9,673	(242)	29,501	54,966	190,423

Loss before other income (expense)	(144,900)	(179,937)	(498,172)	(3,607,754)	(5,595,079)

Other income (expense)

Accretion of discounts on convertible notes payable	(15,937)	(14,375)	(47,815)	(41,794)	(217,465)
Gain on settlement of debt	–	–	–	–	7,723
Interest expense	(1,260)	–	(3,428)	–	(9,634)
Interest income	–	–	–	–	1,075

Total other income (expense)	(17,197)	(14,375)	(51,243)	(41,794)	(218,301)

Net loss	(162,097)	(194,312)	(549,415)	(3,649,548)	(5,813,380)

Net loss per share, basic and diluted	–	–	(0.01)	(0.04)

Weighted average shares outstanding, basic and diluted	85,182,360	84,883,860	85,151,598	83,278,358

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Accumulated from February 20, 2009 (date of inception) to September 30, 2013
	$	$	$

Operating Activities:

Net loss for the period	(549,415)	(3,649,548)	(5,813,380)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	47,815	41,794	217,465
Amortization	43,925	24,744	118,414
Gain on settlement of debt	–	–	(7,902)
Stock-based compensation	2,700	2,798,458	2,801,155

Changes in operating assets and liabilities:
Prepaid expenses	–	4,594	(7,835)
Accounts payable	68,888	45,274	343,571
Accrued liabilities	(5,490)	(29,158)	4,855
Due to/from related parties	360,055	(16,979)	861,937

Net cash used in operating activities	(31,522)	(780,821)	(1,481,720)

Investing Activities:
Purchase of property and equipment	–	(14,060)	(349,832)

Net cash used in investing activities	–	(14,060)	(349,832)

Financing Activities:
Proceeds from convertible notes payable	–	185,000	601,320
Proceeds from loans payable	–	–	208,000
Repayment of loans payable		(200,000)	(200,000)
Proceeds from issuance of common stock/ share subscriptions received	30,000	790,000	1,222,442

Net cash provided by financing activities	30,000	775,000	1,831,762

Increase (decrease) in cash	(1,522)	(19,881)	210

Cash, beginning of period	1,732	33,060	–

Cash, end of period	210	13,179	210

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	–	–	11,750
Quest notes conversion to common stock prior to recapitalization transaction	–	225,500	325,500
Common stock issued pursuant to the conversion of notes payable	–	64,000	64,000
Common stock issued to settle loans payable	–	–	4,000

Supplemental disclosures:
Interest paid	–	–	1,586
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

On January 6, 2012, Quest Water Global, Inc. (the “Company”) entered into a series of transactions pursuant to which the Company acquired Quest Water Solutions, Inc. (“Quest”), a Nevada corporation; spun-out its prior operations to the Company’s former principal stockholders, directors and officers; and completed a private offering of the Company’s securities for an aggregate purchase price of approximately $677,000. The following summarizes the foregoing transactions:

●	Acquisition of Quest. The Company acquired all of the outstanding capital stock of Quest in exchange for the issuance of 51,369,860 shares of the Company’s common stock pursuant to a Share Exchange Agreement between the Company, the Company’s former principal stockholder, Quest and the former stockholders of Quest. As a result of this transaction, Quest became the Company’s wholly owned subsidiary and the former shareholders of Quest became the Company’s controlling stockholders. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Quest is considered the acquirer for accounting and financial reporting purposes. Accordingly, these comparative financial statements, including the disclosures from inception, are those of Quest.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2013, the Company has a working capital deficiency of $1,359,548 of which $862,137 is owed to the two principal shareholders, and an accumulated deficit of $5,813,380. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

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

September 30, 2013

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at September 30, 2013, and December 31, 2012, the Company had no items representing comprehensive income or loss.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2013 and December 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the periods ended September 30, 2013 and 2012, there were no charges or provisions for interest or penalties.

(k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Equipment

	Cost	Accumulated Amortization	Net Carrying Value September 30, 2013	Net Carrying Value December 31, 2012
	$	$	$	$

Computer equipment	25,971	16,702	9,269	13,991
Demonstration equipment	314,762	96,410	218,352	256,885
Furniture and equipment	7,426	3,629	3,797	4,467

	348,159	116,741	231,418	275,343

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

(Expressed in US dollars)

(unaudited)

4.	Convertible Notes Payable

(a)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. For the nine months ended September 30, 2013, $33,750 (2012 - $18,750) had been accreted, increasing the carrying value to $123,750 (December 31, 2012 - $90,000).

(b)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the nine months ended September 30, 2013, $9,375 (2012 - $3,125) had been accreted, increasing the carrying value to $14,583 (December 31, 2012 - $5,208).

(c)	On December 11, 2012, the Company received proceeds of $25,000 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $6,250 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the nine months ended September 30, 2013, $4,690 (2012 - $nil) had been accreted, increasing the carrying value to $23,776 (December 31, 2012 - $19,086).

(d)	On December 18, 2012, the Company received proceeds of $11,820 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company determined there was no embedded beneficial conversion feature.

5.	Related Party Transactions

(a)	As at September 30, 2013, a total of $344,871 (December 31, 2012 - $182,191) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at September 30, 2013, a total of $517,266 (December 31, 2012 - $319,891) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the nine months ended September 30, 2013, the Company incurred a total of $225,000 (2012 - $225,000) in management fees to the President and the Vice President of the Company. For the nine months ended September 30, 2012, the Company also incurred stock-based compensation of $1,939,525 for stock options granted to the President and the Vice President of the Company which is included in management fees.

6.	Common Stock

(a)	On January 18, 2013, the Company issued 286,000 units at a price of $0.50 per unit for proceeds of $143,000, which was included in common stock issuable as at December 31, 2012. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.75 per share expiring on July 15, 2015.

(b)	On February 21, 2013, the Company issued 62,500 units at a price of $0.40 per unit for proceeds of $25,000, which was included in common stock issuable as at December 31, 2012. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.65 per share expiring on October 15, 2015.

(c)	On September 19, 2013, the Company agreed to issue 30,000 shares of common stock pursuant to a consulting agreement with a fair value of $2,700. Refer to Note 9(d).

(d)	As at September 30, 2013, the Company had received share subscriptions of $25,000 for 250,000 shares of common stock at a price of $0.10 per share.

(e)	As at September 30, 2013, the Company had received share subscriptions of $5,000 for 83,334 shares of common stock at a price of $0.06 per share.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

(Expressed in US dollars)

(unaudited)

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2012	2,708,000	0.50

Issued	348,500	0.73

Balance, September 30, 2013	3,056,500	0.53

As at September 30, 2013, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015
286,000	0.75	July 15, 2015
62,500	0.65	October 15, 2015

3,056,500

8.	Stock Options

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2012 and September 30, 2013	5,050,000	0.90

Additional information regarding stock options outstanding as at September 30, 2013 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.90	5,050,000	1.7	0.90

As at September 30, 2013, the aggregate intrinsic value of stock options outstanding is $nil.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

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

(ii)	The greater of:

●	The aggregate remaining fees for the unexpired remainder of the term; or

●	One annual fee plus one month fee for each year served after November 1, 2011.

(d)	On September 19, 2013, the Company entered into a three month agreement with a non-related party for consulting services whereby the Company agreed to issue 30,000 shares of common stock. Refer to Notes 6(c) and 10.

10.	Subsequent Event

On October 3, 2013, the Company issued 30,000 shares of common stock pursuant to a consulting agreement. Refer to Note 9(d).

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended September 30, 2013. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

As a result of our acquisition of Quest, Quest became our wholly owned subsidiary and we assumed the business and operations of Quest. We then changed our name from RPM Dental, Inc. to Quest Water Global, Inc. to more accurately reflect our new business operations.

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

We are in the process of negotiating a formal agreement with the Ministry of Industry and Ministry of Energy & Water regarding becoming an official registered supplier for the government of Angola’s $650 million “Water for All” program and for the construction of a facility to assemble the AQUAtap™ stations in that country . In June 2012, our management met with the African Development (“AfDB”) to discuss financing the proposed AQUAtap™ assembly plant(s) to be built in Angola and the level of funding required to carry out such an undertaking. These discussions established that we would require between $5.5-6 million per facility, including construction, inventory and working capital. As a result of the meetings, we received a non-binding letter of intent from the AfDB regarding the funding of the proposed project and the Angolan government indicated that once an agreement had been consummated, they would in turn submit a request for funding to the AfDB on our behalf.

Our operations to date have consisted of business formation, strategic development, marketing, technologies development, negotiations with technology companies and capital raising activities.

Results of Operations

For the Three Months Ended September 30, 2013 and from February 20, 2009 (Date of Inception) to September 30, 2013

Revenue

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2013, we incurred $144,900 in total expenses, including $75,000 in management fees, $12,649 in professional fees, $3,121 in consulting fees, $14,641 in amortization, $3,333 in rent, $9,673 in travel expenses $5,008 in automotive expenses, $261 in advertising and promotion expenses, $4,116 in telephone expenses, $10,257 in office and miscellaneous expenses, $5,246 in foreign exchange loss and $1,595 in transfer agent and filing fees. During the same period in the prior year, we incurred $179,937 in total expenses, including $75,000 in management fees, $52,651 in professional fees, $20,628 in consulting fees, $8,248 in amortization, $7,630 in rent, $4,140 in automotive expenses, $4,129 in advertising and promotion expenses, $3,836 in telephone expenses, $3,504 in office and miscellaneous expenses, $379 in foreign exchange loss and $34 in transfer agent and filing fees, as offset by a $242 reversal in our travel expenses. The decrease of approximately 20% in our total expenses during the most recent period resulted from decreases in our expenses in several major categories, including our professional fees and consulting fees, which were attributable to the closing of the Share Exchange and the costs associated with becoming a public company.

From our inception on February 20, 2009 to September 30, 2013, we incurred $5,595,079 in total expenses, including $3,024,525 in management fees, $1,108,347 in consulting fees, $642,482 in professional fees, $190,423 in travel expenses, $134,693 in rent, $118,414 in amortization, $110,217 in office and miscellaneous expenses, $94,504 in automotive expenses, $90,589 in advertising and promotion expenses, $62,083 in telephone expenses, and $18,914 in transfer agent and filing fees, as offset by $112 in foreign exchange gain. Importantly, a significant portion of the management fees and consulting fees represent stock-based compensation expense of $1,939,525 and $858,933, respectively, that we incurred during the three months ended June 30, 2012.

Net Loss

During the three months ended September 30, 2013, we incurred a loss before other expense of $144,900 and a net loss of $162,097, whereas we incurred a loss before other expense of $179,937 and a net loss of $194,312 during the same period in the prior year. We did not experience any net loss per share during either of those two periods.

From our inception on February 20, 2009 to September 30, 2013, we incurred a loss before other expense of $5,595,079 and a net loss of $5,813,380. The majority of our other expense during each of the periods referenced above was related to the accretion of discount on our convertible notes payable.

For the Nine Months Ended September 30, 2013

Expenses

During the nine months ended September 30, 2013, we incurred $498,172 in total expenses, including $225,000 in management fees, $84,035 in professional fees, $43,925 in amortization, $29,501 in travel expenses, $28,216 in advertising and promotion expenses,$21,411 in office and miscellaneous expenses, $21,338 in consulting fees, $18,313 in rent, $14,774 in automotive expenses, $12,028 in telephone expenses and $2,414 in transfer agent and filing fees, as offset by $2,783 in foreign exchange gain. During the same period in the prior year, we incurred $3,607,754 in total expenses, including $2,614,525 in management fees, $240,038 in professional fees, $24,744 in amortization, $54,966 in travel expenses, $42,742 in advertising and promotion expenses, $73,266 in office and miscellaneous expenses, $908,277 in consulting fees, $22,679 in rent, $34,864 in automotive expenses, $11,946 in telephone expenses, $16,474 in transfer agent and filing fees and $13,233 in foreign exchange loss. The decrease of approximately 86% in our total expenses during the most recent period resulted from decreases in our expenses in nearly every major category, many of which were in turn attributable to the closing of the Share Exchange and the costs associated with becoming a public company. In addition, the management fee and consulting fee increases due to the stock-based compensation expense described above accounted for a significant portion of the over all decrease.

Net Loss

During the nine months ended September 30, 2013, we incurred a loss before other expense of $489,172 and a net loss of $549,415, whereas we incurred a loss before other expense of $3,607,754 and a net loss of $3,649,548 during the same period in the prior year. Our net loss per share during the two periods was $0.01 and $0.04, respectively.

Liquidity and Capital Resources

As of September 30, 2013, we had $210 in cash, $239,463 in total assets, $1,367,593 in total liabilities and a working capital deficit of $1,359,548. As of September 30, 2013 we had an accumulated deficit of $5,813,380.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2013.

During the nine months ended September 30, 2013, we spent $31,522 in cash on operating activities, compared to $780,821 in cash spending on operating activities during the same period in the prior year. The 96% decrease in our cash spending on operating activities during the nine months ended September 30, 2013 was primarily attributable to the decrease in our net loss as described above, as well as changes in our operating assets and liabilities, and in particular an increase in amounts due to related parties. From our inception on February 20, 2009 to September 30, 2013 we spent $1,481,720 in cash on operating activities.

During the nine months ended September 30, 2013, we we did not spend any cash on investing activities, whereas we spent $14,060 in cash on investing activities during the same period in the prior year, all of which was in the form of equipment purchases. Our investing activities decreased between the 2012 and 2013 periods largely because we are currently in the process of negotiating a formal agreement with the Government of Angola that we expect will require us to purchase additional equipment. From our inception on February 20, 2009 to September 30, 2013, we spent $349,832 in cash on the purchase of equipment, our only investing activities to date.

We received $30,000 in cash from financing activities during the nine months ended September 30, 2013, all of which was in the form of proceeds from the issuance of our common stock. During the nine months ended September 30, 2012, we received $775,000 in cash from financing activities consisting of $790,000 in proceeds from the issuance of our common stock and share subscriptions received and $185,000 in proceeds from convertible notes payable, as offset by the repayment of $200,000 in loans payable. From our inception on February 20, 2009 to September 30, 2013 we received $1,831,762 in cash from financing activities, including the following proceeds: $1,222,442 from the issuance of our common stock, $601,320 from convertible notes payable and $208,000 from loans payable, as offset by a loan repayment of $200,000.

During the nine months ended September 30, 2013, our cash decreased by $1,522 as a result of our operating, investing and financing activities, from $1,732 to $210. As of September 30, 2013, we did not have sufficient cash resources to meet our operating expenses for the next month based on our current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at September 30, 2013, we had a working capital deficit of $1,359,548 and an accumulated deficit of $5,813,380. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this quarterly report.

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions, Inc. and the shareholders of Quest Water Solutions, Inc. (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Designation for Series A Voting Preferred Stock (1)

3.4	Certificate of Amendment filed with the Delaware Secretary of State on February 21, 2012 (3)

10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)

10.2	Subscription Agreement dated January 6, 2012 (1)

10.3	Form of Warrant dated January 6, 2012 (1)

10.4	Registration Rights Agreement dated January 6, 2012 (1)

10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)

10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)

10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)

10.7	Management Agreement with John Balanko dated November 1, 2011 (1)

10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)

10.9	Global Cooperation Partner Agreement between Quest Water Solutions, Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Audit Committee Charter (4)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 7, 2012.

(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 16, 2012.

*	Filed Herewith.

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2013	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

