Form 10-K
period 2013-12-31
Quest Water Global, Inc.
filed 2014-04-15
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-168895

QUEST WATER GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1590 Bellevue Avenue, Suite 203 West Vancouver, British Columbia, Canada	V7V 1A7
(Address of principal executive offices)	(Zip Code)

(604) 986-2219

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,528,406

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 86,479,860 as of April 14, 2014

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This annual report includes our audited consolidated financial statements as at and for the years ended December 31, 2013 and 2012. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.

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

3

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

The “Water for All” program is an initiative of Angolan President José Eduardo dos Santos. It is coordinated by the Ministry of Energy & Water and managed by four other ministries: the Ministry of Industry, Ministry of Health, Ministry of Agriculture & Rural Development and Ministry of Environment. The first phase of the program will continue through to 2015, with the second phase continuing through 2020. Under the program, Angola has committed to providing clean water to 80% of its rural population and 50% of urban dwellers by 2015, with targets raised to 100% and 80%, respectively, by 2020. The total population of Angola as of the end of 2010 was approximately 19 million, with 56.7% being urban and 43.3% rural.

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

In 2009, we filed an application to register the trademark for WEPSTM with the Canadian Intellectual Property Office that we subsequently abandoned on June 12, 2013. On June 18, 2013, the United States Patent and Trademark Office registered the trademark for our AQUAtap™ community drinking water station.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 2030 Marine Drive, Suite 302, North Vancouver, British Columbia, Canada. Our only materially important facility, we have leased it at a cost of $2,525 per month since January 15, 2011 and expect to do so until January 30, 2014 . We believe that this office is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

As of April 14, 2014, there were 86,479,860 shares of our common stock issued and outstanding. As of that date we also had outstanding options to purchase 5,300,000 shares of our common stock at an exercise price of $0.19 per share until May 30, 2015 and outstanding warrants to purchase 3,056,500 shares of our common stock as follows:

●	2,398,000 shares at an exercise price of $0.50 per share until January 6, 2015;

●	310,000 shares at an exercise price of $0.50 per share until February 10, 2015;

●	286,000 shares at an exercise price of $0.75 per share until July 15, 2015; and

●	62,500 shares at an exercise price of $0.65 per share until October 15, 2015.

Of the 86,479,860 issued and outstanding shares of our common stock, 46,744,360 are restricted under the Securities Act. None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act.

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
December 31, 2013	0.46	0.10
September 30, 2013	0.17	0.011
June 30, 2013	0.135	0.05
March 31, 2013	0.34	0.06
December 31, 2012	0.95	0.26
September 30, 2012	1.60	0.54
June 30, 2012	1.25	0.68
March 31, 2012	-	-

Holders

As of April 14, 2014, there were approximately 60 registered holders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2013, except as follows:

●	On October 3, 2013, we issued 30,000 shares of our common stock at a deemed price of $0.10 per share pursuant to a consulting agreement.

●	On October 15, 2013, we issued 62,500 shares of our common stock at a deemed price of $0.40 per share pursuant to the conversion of a $25,000 note payable.

●	On October 15, 2013, we issued 250,000 shares of our common stock to one non-U.S. investor at a price of $0.10 per share for cash proceeds of $25,000.

●	On November 19, 2013, we issued 225,000 shares of our common stock at a deemed price of $0.10 per share pursuant to a consulting agreement.

We issued these shares in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 903 of Regulation S under the Securities Act, as applicable. Our reliance on Section 4(2) was based on the following factors: (a) the issuance was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the shares by us; (d) the shares were not broken down into smaller denominations; and (e) the negotiations for the sale of the shares took place directly between the offerees and us. Our reliance on Rule 903 of Regulation S was based on the fact that the shares were issued in “offshore transactions”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts in the United States in connection with the issuance of the shares, and the investor was not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended December 31, 2013.

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

We have developed a proprietary AQUAtap™ community drinking water station consisting of a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit is capable of converting brackish, sea or contaminated surface water into 20,000 litres of high quality drinking water each day.

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

Expenses

During the year ended December 31, 2013, we incurred $728,583 in total expenses, including $300,000 in management fees, $101,817 in professional fees, $100,838 in consulting fees, $58,566 in amortization, $41,221 in advertising and promotion expenses, $37,475 in office and miscellaneous expenses, $33,612 in our travel expenses, $22,680 in rent, $20,113 in automotive expenses, $15,088 in telephone expenses and $3,938 in transfer agent and filing fees, as offset by $6,765 in foreign exchange gain.

During the prior year, we incurred $3,759,906 in total expenses, including $2,239,525 in management fees, $284,088 in professional fees, $919,486 in consulting fees, $64,465 in amortization, $45,218 in advertising and promotion expenses, $35,842 in office and miscellaneous expenses, $54,966 in travel expenses, $30,337 in rent, $41,395 in automotive expenses, $13,745 in telephone expenses, $16,500 in transfer agent and filing fees and $14,339 in foreign exchange loss. Importantly, a significant portion of the management fees and consulting fees represent stock-based compensation expense of $2,798,455 that we incurred during the three months ended June 30, 2012.

The decrease of $3,031,323 or approximately 81% in our total expenses during the most recent year resulted from decreases in our expenses in nearly every major category, and notably our management fees, consulting fees and professional fees.

From our inception on February 20, 2009 to December 31, 2013, we incurred $ 5,825,490 in total expenses, including $3,099,525 in management fees, $1,187,847 in consulting fees, $660,264 in professional fees, $194,534 in travel expenses, $139,060 in rent, $133,055 in amortization, $126,281 in office and miscellaneous expenses, $103,594 in advertising and promotion expenses, $99,843 in automotive expenses, $65,143 in telephone expenses and $20,438 in transfer agent and filing fees, as offset by $4,094 in foreign exchange gain. Included in total expenses is stock-based compensation of $2,798,455.

Net Loss

During the year ended December 31, 2013, we incurred a loss before other income (expense) of $728,583 and a net loss of $988,849, whereas we incurred a loss before other income (expense) of $3,759,906 and a net loss of $3,815,548 during the prior year. Our net loss per share during those two years was $0.01 and $0.05, respectively.

From our inception on February 20, 2009 to December 31, 2013, we incurred a loss before other income (expense) of $5,825,490 and a net loss of $6,252,814. The majority of our other income (expense) during each of the periods referenced above was related to the accretion of discounts on our convertible notes payable, although we also incurred a significant equipment impairment charge of $205,508 during the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had $1,605 in cash, $22,002 in total assets, $1,497,066 in total liabilities and a working capital deficit of $1,486,333. As of December 31, 2013 we had an accumulated deficit of $6,252,814.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2014.

During the year ended December 31, 2013, we spent $30,127 in cash on operating activities, compared to $834,052 in cash spending on operating activities during the prior year. The decrease of approximately 96% in our cash spending on operating activities during the fiscal year ended December 31, 2013 was primarily attributable to the decrease in our net loss as described above, as well as certain changes in our operating assets and liabilities, and in particular a significant increase in the amount due to related parties. From our inception on February 20, 2009 to December 31, 2013 we spent $1,480,325 in cash on operating activities.

During the year ended December 31, 2013 we did not spend any cash on investing activities, whereas we spent $64,096 in cash on investing activities during the prior year, all of which was in the form of equipment purchases. Our investing activities decreased between 2012 and 2013 largely because we shipped our first two community drinking water stations to Angola in early 2013 and installed and demonstrated one system. Our second system is currently  awaiting an installation location and is being held in storage in the Viana Industrial Park owned by the Ministry of Industry. From our inception on February 20, 2009 to December 31, 2013, we spent $349,832 in cash on the purchase of equipment, our only investing activities to date.

We received $30,000 in cash from financing activities during the year ended December 31, 2013, all of which was in the form of proceeds from the issuance of our common stock. During the year ended December 31, 2012, we received $866,820 in cash from financing activities, consisting of $845,000 in proceeds from the issuance of our common stock and $221,820 in proceeds from convertible notes payable, as offset by the repayment of $200,000 in loans payable. From our inception on February 20, 2009 to December 31, 2013 we received $1,831,762 in cash from financing activities, including the following proceeds: $1,222,442 from the issuance of our common stock, $601,320 from convertible notes payable and $208,000 from loans payable, as offset by the repayment of $200,000 in loans payable.

During the year ended December 31, 2013, our cash decreased by $127 as a result of our operating, investing and financing activities, from $1,732 to $1,605. As of December 31, 2013, we did not even have sufficient cash resources to meet our operating expenses for the next month based on our current burn rate. However, we anticipate that our burn rate will be significantly less going forward and we therefore expect to spend less cash on certain expense categories during future years than we did during our most recent fiscal years.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2013, we had a working capital deficit of $1,486,333 and an accumulated deficit of $6,252,814. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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
Year Ended December 31, 2013

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Water Global, Inc.

(A development stage company)

We have audited the accompanying consolidated balance sheets of Quest Water Global, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and accumulated from February 20, 2009 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for accumulated from February 20, 2009 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada

April 11, 2014

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2013	December 31, 2012
	$	$

ASSETS

Current assets

Cash	1,605	1,732
Amounts receivable	1,293	–
Prepaid expenses and deposits	7,835	7,835

Total current assets	10,733	9,567

Equipment (Note 3)	11,269	275,343

Total assets	22,002	284,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	360,766	259,031
Accrued liabilities	3,344	9,098
Convertible notes payable, net of unamortized discount of $22,292 (2012 - $5,914) (Note 4)	152,708	30,906
Due to related parties (Note 5)	980,248	502,082

Total current liabilities	1,497,066	801,117

Convertible notes payable, net of unamortized discount of $nil (2012 - $79,792) (Note 4)	–	95,208
Total liabilities	1,497,066	896,325

Nature of operations and continuance of business (Note 1)
Commitments (Note 9)
Subsequent events (Note 11)

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 2 shares issued and outstanding	1	1

Common stock, 95,000,000 shares authorized, $0.000001 par value, 85,749,860 and 84,833,860 shares issued and outstanding, respectively	5,140	5,139

Additional paid-in capital	4,749,609	4,479,410

Common stock issuable (Note 6)	23,000	168,000

Deficit accumulated during the development stage	(6,252,814)	(5,263,965)

Total stockholders’ deficit	(1,475,064)	(611,415)

Total liabilities and stockholders’ deficit	22,002	284,910

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended December 31, 2013	Year ended December 31, 2012	Accumulated from February 20, 2009 (date of inception) to December 31, 2013
	$	$	$

Expenses

Advertising and promotion	41,221	45,218	103,594
Amortization	58,566	64,465	133,055
Automotive	20,113	41,395	99,843
Consulting fees	100,838	919,486	1,187,847
Foreign exchange loss (gain)	(6,765)	14,339	(4,094)
Management fees (Notes 5)	300,000	2,239,525	3,099,525
Office and miscellaneous	37,475	35,842	126,281
Professional fees	101,817	284,088	660,264
Rent	22,680	30,337	139,060
Telephone	15,088	13,745	65,143
Transfer agent and filing fees	3,938	16,500	20,438
Travel	33,612	54,966	194,534
	728,583	3,759,906	5,825,490
Loss before other income (expense)	(728,583)	(3,759,906)	(5,825,490)

Other income (expense)

Accretion of discounts on convertible notes payable	(63,414)	(55,463)	(233,064)
Gain on settlement of debt (Note 4)	11,820	–	19,543
Impairment of equipment	(205,508)	–	(205,508)
Interest expense	(3,164)	(179)	(9,370)
Interest income	–	–	1,075

Total other income (expense)	(260,266)	(55,642)	(427,324)

Net loss	(988,849)	(3,815,548)	(6,252,814)

Net loss per share, basic and diluted	(0.01)	(0.05)

Weighted average number of shares outstanding , basic and diluted	85,258,482	83,669,358

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US dollars)

	Preferred stock		Common stock		Additional paid-in	Common stock	Deficit accumulated during the development
	Number	Amount $	Number	Amount $	capital $	issuable $	stage $	Total $

Balance, February 20, 2009 (date of inception)	–	–	–	–	–	–	–	–

Common stock issued for cash at $0.0001 per share	–	–	48,832,000	4,883	(2,441)	–	–	2,442

Net loss for the period	–	–	–	–	–	–	(545,892)	(545,892)

Balance, December 31, 2009	–	–	48,832,000	4,883	(2,441)	–	(545,892)	(543,450)

Common stock issued for cash at $0.25 per share	–	–	160,000	16	19,984	–	–	20,000

Common stock issued to settle debt	–	–	126,000	13	15,737	–	–	15,750

Share subscriptions received	–	–	–	–	–	10,000	–	10,000

Intrinsic value of beneficial conversion feature for convertible note payable	–	–	–	–	33,333	–	–	33,333

Net loss for the year	–	–	–	–	–	–	(307,146)	(307,146)

Balance, December 31, 2010	–	–	49,118,000	4,912	66,613	10,000	(853,038)	(771,513)

Common stock issued for cash at $0.25 per share	–	–	2,440,000	244	304,756	(10,000)	–	295,000

Common stock issued for cash at $0.20 per share	–	–	200,000	20	19,980	–	–	20,000

Common stock cancelled	–	–	(4,010,000)	(401)	200	–	–	(201)

Common stock issued for conversion of notes payable	–	–	1,366,666	136	99,864			100,000

Intrinsic value of beneficial conversion feature for convertible notes payable	–	–	–	–	98,794	–	–	98,794

Net loss for the year	–	–	–	–	–	–	(595,379)	(595,379)

Balance, December 31, 2011	–	–	49,114,666	4,911	590,207	–	(1,448,417)	(853,299)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US dollars)

	Preferred stock		Common stock		Additional paid-in	Common stock	Deficit accumulated during the development
	Number	Amount $	Number	Amount $	capital $	issuable $	stage $	Total $

Balance, December 31, 2011	–	–	49,114,666	4,911	590,207	–	(1,448,417)	(853,299)

Intrinsic value of beneficial conversion feature for convertible notes payable	–	–	–	–	3,226	–	–	3,226

Conversion of debt	–	–	2,255,194	225	225,275	–	–	225,500

January 6, 2012 – recapitalization transactions:

Shares of Quest Water Global, Inc.	–	–	110,500,000	111	80,389	–	(87,291)	(6,791)

Preferred stock issued	2	1	–	–	–	–	–	1

Common stock returned and cancelled for spin out of RPM Dental, Inc. (Note 1)	–	–	(80,000,000)	(80)	(49,920)	–	56,791	6,791

Common share issued for Quest Water Solutions, Inc. (Note 1)	–	–	51,369,860	–	–	–	–	–

Recapitalization	–	–	(51,369,860)	(32)	(30,468)	–	30,500	–

Common stock issued for cash at $0.25 per share	–	–	2,708,000	3	676,997	–	–	677,000

Common stock issued for conversion of notes payable	–	–	256,000	1	63,999	–		64,000

Stock-based compensation for stock options granted	–	–	–	–	2,798,455	–	–	2,798,455

Intrinsic value of beneficial conversion feature for convertible notes payable	–	–	–	–	121,250	–	–	121,250

Common stock issuable	–	–	–	–	–	168,000	–	168,000

Net loss for the year	–	–	–	–	–	–	(3,815,548)	(3,815,548)

Balance, December 31, 2012	2	1	84,833,860	5,139	4,479,410	168,000	(5,263,965)	(611,415)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in US dollars)

	Preferred stock		Common stock		Additional paid-in	Common stock	Deficit accumulated during the development
	Number	Amount $	Number	Amount $	capital $	issuable $	stage $	Total $

Balance, December 31, 2012	2	1	84,833,860	5,139	4,479,410	168,000	(5,263,965)	(611,415)

Common stock issued for cash at $0.50 per share	–	–	286,000	1	142,999	(143,000)	–	–

Common stock issued for cash at $0.10 per share	–	–	250,000	–	25,000	–	–	25,000

Common stock issued for cash at $0.40 per share	–	–	62,500	–	25,000	(25,000)	–	–

Common stock issued for conversion of note payable	–	–	62,500	–	25,000	–	–	25,000

Common stock issued for consulting services	–	–	255,000	–	52,200	–	–	52,200

Common stock issuable	–	–	–	–	–	23,000	–	23,000

Net loss for the year	–	–	–	–	–	–	(988,849)	(988,849)

Balance, December 31, 2013	2	1	85,749,860	5,140	4,749,609	23,000	(6,252,814)	(1,475,064)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in US dollars)

	Year ended December 31, 2013	Year ended December 31, 2012	Accumulated from February 20, 2009 (date of inception) to December 31, 2013
	$	$	$

Operating Activities:

Net loss for the period	(988,849)	(3,815,548)	(6,252,814)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible note payable	63,414	55,463	233,064
Amortization	58,567	64,465	133,056
Impairment of equipment	205,508	–	205,508
Gain on settlement of debt	(11,820)	–	(19,722)
Stock-based compensation	70,200	2,798,455	2,868,655

Changes in operating assets and liabilities:

Accounts receivable	(1,293)	–	(1,293)
Prepaid expenses	–	4,594	(7,835)
Accounts payable	101,735	92,389	376,418
Accrued liabilities	(5,754)	(20,060)	4,591
Due to related parties	478,166	(13,810)	980,048
Net cash used in operating activities	(30,127)	(834,052)	(1,480,325)
Investing Activities:

Purchase of equipment	–	(64,096)	(349,832)
Net cash used in investing activities	–	(64,096)	(349,832)

Financing Activities:

Proceeds from convertible notes payable	–	221,820	601,320
Proceeds from loans payable	–	–	208,000
Repayment of loans payable	–	(200,000)	(200,000)
Proceeds from issuance of common stock	30,000	845,000	1,222,442
Net cash provided by financing activities	30,000	866,820	1,831,762

Increase (decrease) in cash	(127)	(31,328)	1,605

Cash, beginning of period	1,732	33,060	–
Cash, end of period	1,605	1,732	1,605

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	–	–	11,750
Quest notes conversion to common stock prior to recapitalization transaction (Notes 4(a) and (b))	–	225,500	325,500
Common stock issued pursuant to the conversion of notes payable	25,000	64,000	89,000
Common stock issued to settle loans payable	–	–	4,000

Supplemental disclosures:
Interest paid	–	–	1,586
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

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

●	Spin-Out of RPM Dental Business. Immediately prior to the acquisition of Quest, the Company spun-out RPM Dental Systems, LLC, a limited liability company formed in Kentucky and a wholly owned subsidiary, to the Company’s former officer and director and principal stockholder. As consideration the former director returned 80,000,000 shares of the Company’s common stock held by that person. These shares were cancelled immediately following the acquisition.

●	Financing Transaction. Immediately following the acquisition of Quest, the Company completed a private offering of units consisting of an aggregate of (i) 2,708,000 shares of common stock and (ii) warrants to purchase 2,708,000 shares of common stock. The warrants have a three-year term and a per share exercise price of $0.50. The aggregate purchase price of the units was $677,000.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2013, the Company has a working capital deficiency of $1,486,333 of which $980,248 is owed to the two principal shareholders (Notes 5 and 11), and an accumulated deficit of $6,252,814. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

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

Equipment is stated at cost. The Company amortizes the cost of equipment over their estimated useful lives at the following annual rates:

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

December 31, 2013

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, convertible notes payable, loan payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“LPS”) on the face of the income statement. Basic LPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted LPS gives effect to all dilutive potential common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted LPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive.

(g)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at December 31, 2013 and 2012, the Company had no items representing comprehensive income or loss.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(h)	Foreign Currency Translation

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2013 and 2012, there were no charges or provisions for interest or penalties.

(j)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Equipment

	Cost	Accumulated Amortization	Impairment	Net Carrying Value December 31, 2013	Net Carrying Value December 31, 2012
	$	$	$	$	$

Computer equipment	25,971	18,276	–	7,695	13,991
Demonstration equipment	314,762	109,254	(205,508)	–	256,885
Furniture and equipment	7,426	3,853	–	3,573	4,467

	348,159	131,383	(205,508)	11,269	275,343

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Expressed in US dollars)

The Company has fully impaired its two AquaTap demonstration units as it has been determined that they will not be used in a commercial application.

4.	Convertible Notes Payable

(a)	On September 11, 2011, Quest received proceeds of $200,000 and issued a convertible promissory note for $200,000, which bears interest at 10% per annum, is unsecured, and due on demand. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at $0.20 per share of common stock. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company recognized the intrinsic value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $200,000. On January 5, 2012, Quest issued 2,000,000 shares of common stock pursuant to the conversion of the $200,000 note.

(b)	On October 3, 2011, Quest received proceeds of $25,500 and issued three separate convertible notes which are non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.20 per share of common stock. In accordance with ASC 470-20, Quest recognized the intrinsic value of the embedded beneficial conversion feature of $6,375 as additional paid-in capital and charged to operations over the term of the convertible notes up to their face value of $25,500. On January 5, 2012, Quest issued 255,000 shares of common stock pursuant to the conversion of the $25,500 note.

(c)	During December 2011, Quest received proceeds of $54,000 and issued three separate convertible notes which are non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holders’ option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $17,419 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $54,000. On May 4, 2012, the Company issued 216,000 shares of common stock pursuant to the conversion of the note.

(d)	On January 3, 2012, Quest received proceeds of $10,000 and issued a convertible note which is non-interest bearing, unsecured, and due on demand. The unpaid amount can be converted at any time at the holder’s option at $0.25 per unit. Each unit includes one share of common stock of the Company and one three-year share purchase warrant with an exercise price of $0.50. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature of $3,226 as additional paid-in capital and charged to operations over the term of the convertible notes to accrete to their face value of $10,000. On May 4, 2012, the Company issued 40,000 shares of common stock pursuant to the conversion of the note.

(e)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. During the year ended December 31, 2013, $75,000 (2012 - $18,750) had been accreted, increasing the carrying value to $135,000 (2012 - $90,000).

(f)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. During the year ended December 31, 2013, $17,708 (2012 - $3,125) had been accreted, increasing the carrying value to $17,708 (2012 - $5,208).

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Expressed in US dollars)

4.	Convertible Notes Payable (continued)

(g)	On December 11, 2012, the Company received proceeds of $25,000 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $6,250 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. On October 15, 2013, the Company issued 62,500 shares of common stock pursuant to the conversion of the note.

(h)	On December 18, 2012, the Company received proceeds of $11,820 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company determined there was no embedded beneficial conversion feature. During the year ended December 31, 2013 the Company settled the note in full for $nil payments and recorded a gain on settlement of $11,820.

5. Related Party Transactions

(a)	As at December 31, 2013, a total of $404,193 (2012 - $182,191) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at December 31, 2013, a total of $576,055 (2012 - $319,891) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the year ended December 31, 2013, the Company incurred a total of $300,000 (2012 - $300,000) in management fees to the President and the Vice President of the Company. The Company also incurred stock-based compensation of $1,939,525 for stock options granted to the President and the Vice President of the Company during the year ended December 31, 2012, which is included in management fees.

(d)	Subsequent to year end the Company issued a total of 5,500,000 shares of common stock in settlement of $660,000 of outstanding management fees.

6. Common Stock

(a)	On January 5, 2012, Quest issued 2,025,500 shares of common stock pursuant to the conversion of $225,500 in notes payable. Refer to Notes 4(a) and (b).

(b)	On January 6, 2012, the Company issued 51,369,860 shares of common stock for the acquisition of Quest.

(c)	On January 6, 2012, the Company issued 2,398,000 units at a price of $0.25 per unit for proceeds of $599,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.50 per share expiring on January 6, 2015.

(d)	On February 10, 2012, the Company issued 310,000 units at a price of $0.25 per unit for proceeds of $77,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.50 per share expiring on February 10, 2015.

(e)	On February 20, 2012, the Company completed a 20 for 1 forward split of its common stock. All share amounts have been retroactively adjusted for all periods presented.

(f)	On May 4, 2012, the Company issued 216,000 shares of common stock at $0.25 per share pursuant to the conversion of the $54,000 note payable. Refer to Note 4(c).

(g)	On May 4, 2012, the Company issued 40,000 shares of common stock at $0.25 per share pursuant to the conversion of the $10,000 note payable. Refer to Note 4(d).

(h)	On January 18, 2013, the Company issued 286,000 units at a price of $0.50 per unit for proceeds of $143,000, which was included in common stock issuable as at December 31, 2012. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.75 per share expiring on July 15, 2015.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Expressed in US dollars)

6. Common Stock (continued)

(i)	On February 21, 2013, the Company issued 62,500 units at a price of $0.40 per unit for proceeds of $25,000, which was included in common stock issuable as at December 31, 2012. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.65 per share expiring on October 15, 2015.

(j)	On October 3, 2013, the Company issued 30,000 shares of common stock with a fair value of $2,700 pursuant to a consulting agreement. Refer to Note 9(d).

(k)	On October 15, 2013, the Company issued 62,500 shares of common stock pursuant to the conversion of $25,000 in note payable. Refer to Note 4(g).

(l)	On October 15, 2013, the Company issued 250,000 shares of common stock at a price of $0.10 per share for proceeds of $25,000.

(m)	On November 19, 2013, the Company issued 225,000 shares of common stock with a fair value of $49,500 pursuant to a consulting agreement. Refer to Note 9(f).

(n)	As at December 31, 2013, the Company had $18,000 in common stock issuable for the fair value of 100,000 shares of common stock pursuant to a consulting agreement. Refer to Notes 9(e) and 11(d).

(o)	As at December 31, 2013, the Company had received share subscriptions of $5,000 for 83,334 shares of common stock at a price of $0.06 per share.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2011	–	–
Issued	2,708,000	0.50
Balance, December 31, 2012	2,708,000	0.50
Issued	348,500	0.73
Balance, December 31, 2013	3,056,500	0.53

As at December 31, 2013, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015
286,000	0.75	July 15, 2015
62,500	0.65	October 15, 2015
3,056,500

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Expressed in US dollars)

8.	Stock Options

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

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2011	–	–
Granted	5,050,000	0.90
Outstanding, December 31, 2012 and 2013	5,050,000	0.90

Additional information regarding stock options outstanding as at December 31, 2013 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $
0.90	5,050,000	1.4	0.90

As at December 31, 2013, the aggregate intrinsic value of stock options outstanding is $nil.

9.	Commitments

(a)	In January 2011, the Company signed a lease for office premises and agreed to pay annual basic rent of $12,024 plus taxes up to January 2014.

(b)	On November 1, 2011, the Company entered into a management agreement with the President of the Company whereby it is obligated to pay $12,500 per month starting on October 3, 2011 to November 1, 2016.

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

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Expressed in US dollars)

9.	Commitments (continued)

(c)	On November 1, 2011, the Company entered into a management agreement with the Vice-President of the Company whereby it is obligated to pay $12,500 per month starting on October 3, 2011 to November 1, 2016.

The agreement may be terminated by written notice. Upon termination, the Vice-President shall receive a termination fee equal to the sum of:

(i)	Buy-out of any outstanding stock options for a price equal to the fair market value of the Company’s common stock multiplied by the number of shares under options and less the exercise price; plus

(ii)	The greater of:
●	The aggregate remaining fees for the unexpired remainder of the term; or
●	One annual fee plus one month fee for each year served after November 1, 2011.

(d)	On September 19, 2013, the Company entered into a three month agreement for consulting services whereby the Company agreed to issue 30,000 shares of common stock. Refer to Notes 6(j) and 11(a).

(e)	On October 17, 2013, the Company entered into a six month agreement for consulting services whereby the Company agreed to pay $4,000 per month. The Company also agreed to issue 100,000 shares of common stock for each three month period that this agreement is in effect. Shares issued will be considered to have been earned at the beginning of each period that payment is due. Refer to Notes 6(n) and 11(d).

(f)	On November 19, 2013, the Company entered into a one year agreement for consulting services whereby the Company agreed to pay an annual fee of $45,000 in shares of common stock based on a 40% monthly workload. In connection with this fee, the Company issued 225,000 shares of common stock with a fair value of $49,500. Refer to Note 6(m). This fee will be reviewed on a monthly basis and will be increased proportionately if the consultant’s workload increases on behalf of the Company. The Company also agreed to pay finder’s fee at the following rates:

(i)	Based on equity investment:
●	10% on funds received from finder investors up to $1,000,000;
●	7.5% on funds received from finder investors between $1,000,001 to $2,000,000;
●	5% on funds received from finder investors over $2,000,000.

(ii)	Based on debt investment:
●	5% on funds received from finder investors up to $1,000,000;
●	3.75% on funds received from finder investors between $1,000,001 to $2,000,000;
●	2.5% on funds received from finder investors over $2,000,000.

The finder’s fee shall be paid in cash, or as elected by the finder, a combination of cash and common shares of the Company at the same price per share as the Company’s current financing round.

10.	Income Taxes

The Company has net operating losses carried forward of $2,953,107, available to offset taxable income in future years which expires in fiscal 2033.

The Company is subject to US federal and state income taxes at a rate of 34% and Canadian federal and provincial income taxes at a statutory rate of 25%. The reconciliation of the provision for income taxes at the consolidated corporate tax rate compared to the Company’s income tax expense as reported is as follows:

	2013 $	2012 $

Income tax recovery at statutory rate	336,209	1,297,283

Permanent differences	(45,429)	(970,329)
Valuation allowance change	(290,780)	(326,954)

Provision for income taxes	–	–

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Expressed in US dollars)

10.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at December 31, 2013 and 2012 are as follows:

	2013 $	2012 $

Net operating losses carried forward	1,000,037	779,130
Equipment	69,873	–

Valuation allowance	(1,069,910)	(779,130)

Net deferred income tax asset	–	–

The Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

11.	Subsequent Events

(a)	On January 1, 2014, the Company extended the agreement referred to in Note 9(d) for consulting services for another three month period whereby the Company agreed to issue an additional 30,000 shares of common stock. The shares were subsequently issued on February 18, 2014.

(b)	On January 13, 2014, the Company entered into a one year agreement effective January 15, 2014 for consulting services whereby the Company agreed to pay a fee of $100,000 by issuance of 500,000 shares of common stock. The shares were subsequently issued on February 18, 2014.

(c)	On January 15, 2014, the Company entered into a six month agreement for consulting services whereby the Company agreed, for any contract pursuant to which the Company receives monies, directly or indirectly, to pay the consultant a fee of 8% of the first $1,000,000 in gross proceeds of such financing, 6.5% of the next $1,000,000, 5.5% of the next $2,000,000 and 4.5% of all sums received above that. The fee is payable when the monies are received from the funding sources.

(d)	On February 18, 2014, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. Refer to Notes 6(n) and 9(e).

(e)	On February 25, 2014, the Company modified the exercise price of 1,550,000 stock options from $0.90 to $0.19 per share. The Company terminated 1,750,000 stock options granted to the President of the Company and 1,750,000 stock options granted to the Vice President of the Company.

(f)	On February 26, 2014, the Company granted 3,500,000 stock options at an exercise price of $0.19 per share expiring on May 30, 2015 to officers, directors, employees and consultants. Of these stock options, 1,375,000 were granted to the President of the Company, and 1,375,000 were granted to the Vice President of the Company.

(g)	On March 5, 2014, the Company granted 250,000 stock options at an exercise price of $0.19 per share expiring on May 30, 2015 to consultants.

(h)	On April 8, 2014, the Company entered into debt conversion agreements with the President and the Vice President of the Company whereby the Company issued 5,500,000 shares of common stock at a price of $0.12 per share pursuant to the conversion of $660,000 in accrued management fees.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness, as described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We have no independent directors. We do not have a policy on fraud or a whistleblower policy.

2.	Management override of existing controls is possible given that our only directors are also our officers.

3.	We do not have a system in place to review and monitor internal control over financial reporting. We do not maintain a sufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

These deficiencies resulted in a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis by our internal control. Management is currently evaluating remediation plans for the deficiencies and will implement changes as time and financial resources allow.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of April 14, 2014, the names, ages and positions of our directors and executive officers were as follows:

Name	Age	Position
John Balanko	54	Chairman, President, Chief Executive Officer, Director
Peter Miele	55	Vice President, Chief Financial Officer, Secretary, Director

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

Mr. Balanko has an extensive 29 year entrepreneurial background in corporate finance, sales, marketing, contract and license negotiation, project management and business development. Over the past 20+ years, he has held executive positions with over a dozen private and public companies. Mr. Balanko’s diverse managerial and executive experience gives him unique insights into our business, relationships, challenges, opportunities and operations.

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

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to our principal executive officer and our most highly compensated other executive officer during the years ended December 31, 2013 and 2012. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year ended December 31	Salary ($)	Option Awards ($) (1)		Total ($)
John Balanko, Chief Executive Officer (2)	2013	150,000	-		150,000
	2012	150,000	969,763	(3)	1,119,763

Peter Miele, Chief Financial Officer (4)	2013	150,000	-		150,000
	2012	150,000	969,763	(3)	1,119,763

(1)	See Note 8 of the notes to our audited consolidated financial statements included in this annual report for a description of the assumptions made in the valuation of option awards.

(2)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012 and has served as the Chairman, President and Chief Executive Officer of Quest since the company’s inception in October 2008.

(3)	Represents stock-based compensation related to options vesting during the year ended December 31, 2012.

(4)	Peter Miele was appointed as our Vice President, Secretary and Director on January 6, 2012 and our Chief Financial Officer on April 13, 2012, and has served as Quest’s Executive Vice President and Director since the company’s inception in October 2008.

Outstanding Equity Awards at Fiscal Year-End

On May 30, 2012, we granted options to purchase 3,500,000 shares of our common stock to our executive officers. The following table sets forth information relating to the options granted to our principal executive officer and most highly compensated other executive officer as of December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Option Exercise Price ($)	Option Expiration Date
John Balanko	1,750,000	0.90	May 30, 2015
Peter Miele	1,750,000	0.90	May 30, 2015

(1)	These options vested on the grant date of May 30, 2012.

On February 25, 2014, we terminated the 1,750,000 options granted to Mr. Balanko and the 1,750,000 options granted to Mr. Miele pursuant to option termination agreements with those individuals. On the following day, we granted options to purchase an aggregate of 3,500,000 shares of our common stock exercisable at the closing price of our common stock on the OTCQB on that day to certain of our insiders, employee/consultants and members of our advisory board on identical vesting terms and with identical expiry dates. Of these new options, we granted 1,375,000 to Mr. Balanko and 1,375,000 to Mr. Miele.

Management Agreements

On November 1, 2011, Quest entered into management agreements with each of John Balanko and Peter Miele pursuant to which Quest is obligated to pay Mr. Balanko and Mr. Miele a base fee of $12,500 per month, in advance, from October 3, 2011 until November 1, 2016. Either party may terminate the agreement upon written notice, but upon termination, each of Mr. Balanko and Mr. Miele are entitled to receive a termination fee equal to the sum of

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

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception on February 20, 2009 to December 31, 2013. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock and our Series A Voting Preferred Stock beneficially owned as of April 14, 2014 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	John Balanko (2) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	18,775,000	(3)	21.4
Common Stock	Peter Miele (4) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	19,175,000	(5)	21.8
All Officers and Directors as a Group		37,950,000		43.9
Series A Voting Preferred Stock (6)	John Balanko (2) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	1		50
Series A Voting Preferred Stock (6)	Peter Miele (4) 2030 Marine Drive, Suite 302 North Vancouver, British Columbia Canada V7P 1V7	1		50
All Officers and Directors as a Group		2		100

(1)	Based on 86,479,860 issued and outstanding shares of our common stock as of April 14, 2013.

(2)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012.

(3)	Includes 17,400,000 shares of our common stock and options to purchase 1,375,000 shares of our common stock at an exercise price of $0.19 per share until May 30, 2015.

(4)	Peter Miele was appointed as our Vice President, Secretary and director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012.

(5)	Includes 17,400,000 shares of our common stock and options to purchase 1,375,000 shares of our common stock at an exercise price of $0.19 per share until May 30, 2015 owned by Peter Miele directly, and 400,000 shares of our common stock owned by Anne Marie Miele, the spouse of Mr. Miele.

(6)	Each holder of our Series A Voting Preferred Stock is entitled to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Preferred Stock into a number equal to the quotient derived by dividing 0.4285 into the total number of votes of our common stock and any other capital stock of the Company (other than the Series A Voting Preferred Stock) having general voting rights. Holders of Series A Voting Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote. The holders of shares of our common stock and the holders of shares of any other capital stock of the Company having general voting rights shall vote together as one class on all matters submitted to a vote of our stockholders.

Changes in Control

As of April 14, 2014, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2013. As described elsewhere in this annual report, on May 30, 2012 we granted incentive stock options to purchase an aggregate of 3,500,000 shares of our common stock to our executive officers exercisable at a price of $0.90 per share until May 30, 2015. On the same date, we granted incentive stock options to purchase an additional 1,550,000 shares of our common stock to certain employee/consultants and members of our advisory board on the same terms. In each case, the options vested immediately.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plans approved by security holders	-		-	-
Plans not approved by security holders	3,056,500	(1)	0.53	-
	5,050,000	(2)	0.90	3,524,986	(3)

(1)	Includes warrants to purchase 2,398,000 shares of our common stock at an exercise price of $0.50 per share until January 6, 2015, warrants to purchase 310,000 shares of our common stock at an exercise price of $0.50 per share until February 10, 2015, warrants to purchase 286,000 shares of our common stock at an exercise price of $0.75 per share until July 15, 2015, and warrants to purchase 62,500 shares of our common stock at an exercise price of $0.65 per share until October 15, 2015.

(2)	Includes options to purchase 5,050,000 shares of our common stock at an exercise price of $0.90 per share until May 30, 2015.

(3)	Represents unissued options to purchase shares of our common stock under the rolling 10% stock option plan we adopted on May 30, 2012.

On February 25, 2014, we terminated the 1,750,000 options granted to Mr. Balanko and the 1,750,000 options granted to Mr. Miele pursuant to option termination agreements with those individuals. On the following day, we granted options to purchase an aggregate of 3,500,000 shares of our common stock exercisable at the closing price of our common stock on the OTCQB on that day to certain of our insiders, employee/consultants and members of our advisory board on identical vesting terms and with identical expiry dates. Of these new options, we granted 1,375,000 to Mr. Balanko and 1,375,000 to Mr. Miele.

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

On May 30, 2012, we granted options to purchase 1,750,000 shares of our common stock to Mr. Balanko and options to purchase 1,750,000 shares of our common stock to Mr. Miele. These options vested immediately and are exercisable at a price of $0.90 per share until May 30, 2015. On February 25, 2014, we terminated the 1,750,000 options granted to Mr. Balanko and the 1,750,000 options granted to Mr. Miele pursuant to option termination agreements with those individuals. On the following day, we granted options to purchase an aggregate of 3,500,000 shares of our common stock exercisable at the closing price of our common stock on the OTCQB on that day to certain of our insiders, employee/consultants and members of our advisory board on identical vesting terms and with identical expiry dates. Of these new options, we granted 1,375,000 to Mr. Balanko and 1,375,000 to Mr. Miele.

As at December 31, 2013, we owed $404,193 to Mr. Balanko, which amount is unsecured, non-interest bearing and due on demand.

As of December 31, 2013, we owed $576,055 to Mr. Miele, which amount is unsecured, non-interest bearing and due on demand.

During the years ended December 31, 2013 and 2012, we incurred a total of $300,000 and $300,000 in management fees to Mr. Balanko and Mr. Miele, respectively. We also incurred stock-based compensation of $1,939,525 for stock options granted to Mr. Balanko and Mr. Miele during the year ended December 31, 2012.

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

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. NI 52-110 requires us, as a venture issuer, to disclose in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in NI 52-110, John Balanko and Peter Miele are not independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see Item 10 of this annual report under the heading “Directors and Officers”.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Dale Matheson Carr-Hilton LaBonte LLP, in connection with the audit of our financial statements for the years ended December 31, 2013 and 2012, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2013 ($)	Year Ended December 31, 2012 ($)
Audit fees and audit-related fees	30,000	83,900
Tax fees	-	-
All other fees	-	-
Total	30,000	83,900

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this annual report on Form 10-K shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2014	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Balanko	Chairman, President, Chief Executive Officer, Director	April 14, 2014
John Balanko

/s/ Peter Miele	Vice President, Chief Financial Officer, Secretary, Director	April 14, 2014
Peter Miele

