Form 10-Q
period 2014-03-31
Quest Water Global, Inc.
filed 2014-05-20
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of May 20, 2014, the registrant’s outstanding common stock consisted of 91,979,860 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Quest Water Global, Inc.

(A Development Stage Company)

Consolidated Financial Statements
March 31, 2014

(Expressed in US dollars)

(unaudited)

3

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2014	December 31, 2013
	$	$
	(unaudited)
ASSETS

Current assets
Cash	2,482	1,605
Amounts receivable	–	1,293
Prepaid expenses and deposits	7,237	7,835
Total current assets	9,719	10,733
Equipment (Note 3)	10,216	11,269
Total assets	19,935	22,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	350,968	360,766
Accrued liabilities	2,262	3,344
Convertible notes payable, net of unamortized discount of $7,917 (2013 - $22,292) (Note 4)	167,083	152,708
Due to related parties (Note 5)	1,111,340	980,248
Total liabilities	1,631,653	1,497,066

Nature of operations and continuance of business (Note 1)
Commitments (Note 9)
Subsequent event (Note 10)

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 2 shares issued and outstanding	1	1
Common stock, 95,000,000 shares authorized, $0.000001 par value, 86,479,860 and 85,749,860 shares issued and outstanding, respectively	5,141	5,140
Additional paid-in capital	5,455,692	4,749,609
Common stock issuable (Note 6)	5,000	23,000
Deferred compensation (Note 6)	(87,096)	–
Deficit accumulated during the development stage	(6,990,456)	(6,252,814)
Total stockholders’ deficit	(1,611,718)	(1,475,064)
Total liabilities and stockholders’ deficit	19,935	22,002

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Accumulated from February 20, 2009 (date of inception) to March 31, 2014
	$	$	$

Expenses

Advertising and promotion	748	27,542	104,342
Amortization	1,053	14,642	134,108
Automotive	5,200	5,935	105,043
Consulting fees (Notes 6 and 8)	280,256	11,209	1,468,103
Foreign exchange gain	(5,392)	(3,184)	(9,486)
Management fees (Note 8)	407,731	75,000	3,507,256
Office and miscellaneous	7,646	6,752	133,927
Professional fees	20,013	34,815	680,277
Rent	5,160	7,553	144,220
Telephone	2,606	4,373	67,749
Transfer agent and filing fees	1,333	813	21,771
Travel	257	14,781	194,791
Total expenses	726,611	200,231	6,552,101
Loss before other income (expense)	(726,611)	(200,231)	(6,552,101)

Other income (expense)

Accretion of discounts on convertible notes payable	(14,375)	(15,940)	(247,439)
Gain on settlement of debt (Note 4)	3,344	–	22,887
Impairment of equipment	–	–	(205,508)
Interest expense	–	(908)	(9,370)
Interest income	–	–	1,075
Total other income (expense)	(11,031)	(16,848)	(438,355)
Net loss	(737,642)	(217,079)	(6,990,456)

Net loss per share, basic and diluted	(0.01)	–

Weighted average number of shares outstanding , basic and diluted	86,082,416	85,089,049

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Accumulated from February 20, 2009 (date of inception) to March 31, 2014
	$	$	$

Operating Activities:

Net loss for the period	(737,642)	(217,079)	(6,990,456)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	14,375	15,940	247,439
Amortization	1,053	14,642	134,108
Gain on settlement of debt	(3,165)	–	(22,887)
Impairment of equipment	–	–	205,508
Stock-based compensation	600,988	–	3,469,643

Changes in operating assets and liabilities:
Accounts receivable	1,293	–	–
Prepaid expenses	598	–	(7,237)
Accounts payable	(9,798)	34,360	366,620
Accrued liabilities	2,083	21,264	6,674
Due to related parties	93,818	104,382	1,073,866
Net cash provided by (used in) operating activities	(36,397)	(26,491)	(1,516,722)

Investing Activities:
Purchase of equipment	–	–	(349,832)
Net cash used in investing activities	–	–	(349,832)

Financing Activities:
Proceeds from convertible notes payable	–	–	601,320
Proceeds from loans payable	–	–	208,000
Repayment of loans payable	–	–	(200,000)
Advances from related parties	37,274	–	37,274
Proceeds from issuance of common stock	–	25,000	1,222,442
Net cash provided by financing activities	37,274	25,000	1,869,036
Increase (decrease) in cash	877	(1,491)	2,482
Cash, beginning of period	1,605	1,732	–
Cash, end of period	2,482	241	2,482

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	–	–	11,750
Quest notes conversion to common stock prior to recapitalization transaction	–	–	325,500
Common stock issued pursuant to the conversion of notes payable	–	–	89,000
Common stock issued to settle loans payable	–	–	4,000

Supplemental disclosures:
Interest paid	–	–	1,586
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

On January 6, 2012, Quest Water Global, Inc. (the “Company”) entered into a series of transactions pursuant to which the Company acquired Quest Water Solutions, Inc. (“Quest”), a Nevada corporation; spun-out its prior operations to the Company’s former principal stockholders, directors and officers; and completed a private offering of the Company’s securities for an aggregate purchase price of approximately $677,000. The following summarizes the foregoing transactions:

●	Acquisition of Quest. The Company acquired all of the outstanding capital stock of Quest in exchange for the issuance of 51,369,860 shares of the Company’s common stock pursuant to a Share Exchange Agreement between the Company, the Company’s former principal stockholder, Quest and the former stockholders of Quest. As a result of this transaction, Quest became the Company’s wholly owned subsidiary and the former shareholders of Quest became the Company’s controlling stockholders. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Quest is considered the acquirer for accounting and financial reporting purposes. Accordingly, the comparative financial statements to that date, including the disclosures from inception, are those of Quest.

Two former shareholders of Quest each received one share of the Company’s newly designated Series A Voting Preferred Stock. Each share of Series A Voting Preferred Stock entitles the holder thereof to approximately 35% of the voting power of the Company’s capital stock. Accordingly, the two former principal shareholders of Quest, together, control more than 50% of the votes eligible to be cast by stockholders in the election of directors and generally .

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2014, the Company has a working capital deficiency of $1,621,934 of which $1,111,340 is owed to the two principal shareholders (Notes 5 and 10), and an accumulated deficit of $6,990,456. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

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

March 31, 2014

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, convertible notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at March 31, 2014 and December 31, 2013, the Company had no items representing comprehensive income or loss.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2014 and December 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company is required to file federal and provincial income tax returns in Canada and federal, state and local income tax returns in the US, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and US income tax returns, the open taxation year is 2010. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and US have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the periods ended March 31, 2014 and 2013, there were no charges or provisions for interest or penalties.

(k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Equipment

	Cost	Accumulated Amortization	Net Carrying Value March 31, 2014	Net Carrying Value December 31, 2013
	$	$	$	$

Computer equipment	25,971	19,149	6,822	7,696
Furniture and equipment	7,426	4,032	3,394	3,573
	33,397	23,181	10,216	11,269

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

4.	Convertible Notes Payable

(a)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. For the three months ended March 31, 2014, $11,250 (2013 - $41,250) had been accreted, increasing the carrying value to $146,250 (December 31, 2013 - $135,000).

(b)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the three months ended March 31, 2014, $3,125 (2013 - $17,708) had been accreted, increasing the carrying value to $20,833 (December 31, 2013 - $17,708).

(c)	On December 11, 2012, the Company received proceeds of $25,000 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $6,250 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. On October 15, 2013, the Company issued 62,500 shares of common stock pursuant to the conversion of the note. During the three months ended March 31, 2014, the interest accrued was forgiven and the Company recorded a gain on settlement of $2,117.

(d)	On December 18, 2012, the Company received proceeds of $11,820 and issued a convertible note which bears interest at 10% per annum, is unsecured, and due on December 11, 2013. The unpaid amount can be converted six months after the date of issuance at the holder’s option at $0.40 per share of common stock. In accordance with ASC 470-20, the Company determined there was no embedded beneficial conversion feature. During the year ended December 31, 2013, the Company settled the note in full for $nil payments and recorded a gain on settlement of $11,820. During the three months ended March 31, 2014, the Company recorded a gain on settlement of the interest accrued of $1,227.

5.	Related Party Transactions

(a)	As at March 31, 2014, a total of $450,043 (December 31, 2013 - $404,193) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand. Refer to Note 10.

(b)	As at March 31, 2014, a total of $661,297 (December 31, 2013 - $576,055) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand. Refer to Note 10.

(c)	For the three months ended March 31, 2014, the Company incurred a total of $75,000 (2013 - $75,000) in management fees to the President and the Vice President of the Company. The Company also incurred stock-based compensation of $332,731 (2013 - $nil) for stock options granted to the President and the Vice President of the Company during the three months ended March 31, 2014, which is included in management fees.

6.	Common Stock

(a)	On February 18, 2014, the Company issued 30,000 shares of common stock with a fair value of $6,900 pursuant to a consulting agreement.

(b)	On February 18, 2014, the Company issued 500,000 shares of common stock with a fair value of $110,000 pursuant to a consulting agreement, of which $22,904 (2013 - $nil) was expensed as consulting fees which reflects the pro-rata portion of the services provided to March 31, 2014. As of March 31, 2014, the remaining amount of $87,096 was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on January 14, 2015. The fair value of the shares was determined based on the closing price of the Company’s common stock at $0.22 per share on February 18, 2014.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

6.	Common Stock (continued)

(c)	On February 18, 2014, the Company issued 200,000 shares of common stock with a fair value of $38,280 pursuant to a consulting agreement, of which 100,000 shares of common stock with a fair value of $18,000 was included in common stock issuable as at December 31, 2013. Refer to Note 9(c).

(d)	As at March 31, 2014, the Company had received share subscriptions of $5,000 for 83,334 shares of common stock at a price of $0.06 per share.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013 and March 31, 2014	3,056,500	0.53

As at March 31, 2014, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015
286,000	0.75	July 15, 2015
62,500	0.65	October 15, 2015
3,056,500

8.	Stock Options

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2013	5,050,000	0.90

Granted	3,750,000	0.19
Forfeited	(3,500,000)	0.90
Outstanding, March 31, 2014	5,300,000	0.19

Additional information regarding stock options outstanding as at March 31, 2014 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.19	5,300,000	1.2	0.19

On February 25, 2014, the Company amended the exercise price of 1,550,000 stock options granted on May 30, 2012 from $0.90 to $0.19 per share. Modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $97,240 for these modified stock options, which is included in consulting fees.

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

8.	Stock Options (continued)

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Three months ended March 31, 2014	Three months ended March 31, 2013

Risk-free Interest rate	0.11%	–
Expected life (in years)	1.3	–
Expected volatility	162%	–

During the three months ended March 31, 2014, the Company recorded stock-based compensation of $453,664 (2013 - $nil) for stock options granted, of which $332,731 was included in management fees and $120,933 was included in consulting fees.

The weighted average fair value of the stock options granted during the three months ended March 31, 2014 was $0.12 per option.

As at March 31, 2014, the weighted average remaining contractual life is 1.2 years and the aggregate intrinsic value of stock options outstanding is $nil.

9.	Commitments

(a)	On November 1, 2011, the Company entered into a management agreement with the President of the Company whereby it is obligated to pay $12,500 per month starting on October 3, 2011 to November 1, 2016.

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

(ii)	The greater of:

●	The aggregate remaining fees for the unexpired remainder of the term; or

●	One annual fee plus one month fee for each year served after November 1, 2011.

(c)	On October 17, 2013, the Company entered into a six month agreement for consulting services whereby the Company agreed to pay $4,000 per month. The Company also agreed to issue 100,000 shares of common stock for each three month period that this agreement is in effect. Shares issued will be considered to have been earned at the beginning of each period that payment is due. Refer to Note 6(c).

QUEST WATER GLOBAL, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

9.	Commitments (continued)

(d)	On November 19, 2013, the Company entered into a one year agreement for consulting services whereby the Company agreed to pay an annual fee of $45,000 in shares of common stock based on a 40% monthly workload. In connection with this fee, the Company issued 225,000 shares of common stock with a fair value of $49,500. This fee will be reviewed on a monthly basis and will be increased proportionately if the consultant’s workload increases on behalf of the Company. The Company also agreed to pay finder’s fee at the following rates:

(i)	Based on equity investment:

●	10% on funds received from finder investors up to $1,000,000;

●	7.5% on funds received from finder investors between $1,000,001 to $2,000,000;

●	5% on funds received from finder investors over $2,000,000.

(ii)	Based on debt investment:

●	5% on funds received from finder investors up to $1,000,000;

●	3.75% on funds received from finder investors between $1,000,001 to $2,000,000;

●	2.5% on funds received from finder investors over $2,000,000.

The finder’s fee shall be paid in cash, or as elected by the finder, a combination of cash and common stock of the Company at the same price per share as the Company’s current financing round.

(e)	On January 15, 2014, the Company entered into a six month agreement for consulting services whereby the Company agreed, for any contract pursuant to which the Company receives monies, directly or indirectly, to pay the consultant a fee of 8% of the first $1,000,000 in gross proceeds of such financing, 6.5% of the next $1,000,000, 5.5% of the next $2,000,000 and 4.5% of all sums received above that. The fee is payable when the monies are received from the funding sources.

(f)	On February 11, 2014, the Company signed a lease for office premises and agreed to pay annual basic rent of Cdn$16,248 plus operating costs up to February 11, 2017. Minimum lease payments over the remaining term of the lease is as follows:

Year	Cdn$

2014	12,186
2015	16,248
2016	16,248
2017	2,031
46,713

10.	Subsequent Event

On April 8, 2014, the Company issued 5,500,000 shares of common stock with a fair value of $0.12 per share to settle accrued management fees of $660,000 owing to the President and the Vice President of the Company.

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended March 31, 2014. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Expenses

During the three months ended March 31, 2014, we incurred $726,611 in total expenses, including $407,731 in management fees, $280,256 in consulting fees, $20,013 in professional fees, $7,646 in office and miscellaneous expenses, $5,200 in automotive expenses, $5,160 in rent, $2,606 in telephone expenses, $1,333 in transfer agent and filing fees, $1,053 in amortization, $748 in advertising and promotion expenses and $257 in travel expenses, as offset by a foreign exchange gain of $5,392. During the same period in the prior year, we incurred $200,231 in total expenses, including $75,000 in management fees, $11,209 in consulting fees, $34,815 in professional fees, $6,752 in office and miscellaneous expenses, $5,935 in automotive expenses, $7,553 in rent, $4,373 in telephone expenses, $813 in transfer agent and filing fees, $14,642 in amortization, $27,542 in advertising and promotion expenses and $14,781 in travel expenses, as offset by a foreign exchange gain of $3,184. The increase of approximately 263% in our total expenses during the most recent period resulted primarily from significant increases in our management fees and consulting fees, all of which were attributable to issuances of our common stock pursuant to consulting agreements and stock-based compensation associated with the granting of stock options during our most recent fiscal quarter. However, during the three months ended March 31, 2014 our advertising and promotion, amortization and travel expenses all decreased substantially on a period-to-period basis.

From our inception on February 20, 2009 to March 31, 2014, we incurred $6,552,101 in total expenses, including $3,507,256 in management fees, $1,468,103 in consulting fees, $680,277 in professional fees, $194,791 in travel expenses, $144,220 in rent, $134,108 in amortization, $133,927 in office and miscellaneous expenses, $105,043 in automotive expenses, $104,342 in advertising and promotion expenses, $67,749 in telephone expenses and $21,771 in transfer agent and filing fees, as offset by a foreign exchange gain of $9,486. Importantly, a significant portion of the management fees and consulting fees represent stock-based compensation expense of $1,939,525 and $858,933, respectively, that we incurred during the three months ended June 30, 2012.

Net Loss

During the three months ended March 31, 2014, we incurred a loss before other expense of $726,611 and a net loss of $737,642, whereas we incurred a loss before other expense of $200,131 and a net loss of $217,079 during the same period in the prior year. During our most recent fiscal quarter our net loss per share was $0.01, whereas we did not experience any net loss per share during the three months ended March 31, 2013.

From our inception on February 20, 2009 to March 31, 2014, we incurred a loss before other expense of $6,552,101 and a net loss of $6,990,456. The majority of our other expense during each of the periods referenced above was related to the accretion of discounts on our convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2014, we had $2,482 in cash, $19,935 in total assets, $1,631,653 in total liabilities and a working capital deficit of $1,621,934. As of March 31, 2014 we had an accumulated deficit of $6,990,456.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2014.

During the three months ended March 31, 2014, we spent $36,397 in cash on operating activities, compared to $26,491 in cash spending on operating activities during the same period in the prior year. The 37% increase in our cash spending on operating activities during the three months ended March 31, 2014 was primarily attributable to the increase in our net loss as described above as well as certain changes in our operating assets and liabilities. From our inception on February 20, 2009 to March 31, 2014 we spent $1,516,722 in cash on operating activities.

We did not spend any cash on investing activities during the three months ended March 31, 2014 or 2013. From our inception on February 20, 2009 to March 31, 2014, we spent $349,832 in cash on the purchase of equipment, our only investing activities to date.

We received $37,274 in cash from financing activities during the three months ended March 31, 2014, all of which was in the form of advances from related parties. During the three months ended March 31, 2013, we received $25,000 in cash from financing activities, all of which was in the form of proceeds from the issuance of our common stock. From our inception on February 20, 2009 to March 31, 2014 we received $1,869,036 in cash from financing activities, including the following proceeds: $1,222,442 from the issuance of our common stock, $601,320 from convertible notes payable and $208,000 from loans payable, as offset by a loan repayment of $200,000.

During the three months ended March 31, 2014, our cash increased by $877 as a result of our operating, investing and financing activities, from $1,605 to $2,482. As of March 31, 2014, we did not have sufficient cash resources to meet our operating expenses for the next month based on our current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2014, we had a working capital deficit of $1,621,934 and an accumulated deficit of $6,990,456. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 8, 2013, we entered into debt conversion agreements with John Balanko, our Chairman, President, Chief Executive Officer and director, and Peter Miele, our Vice President, Chief Financial Officer, Secretary and director, pursuant to which each of Mr. Balanko and Mr. Miele converted $330,000 worth of debt into 2,750,000 shares of our common stock at a price of $0.12 per share. We issued the 5,500,000 shares in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903 of Regulation S under the Securities Act.

Our reliance on Section 4(2) was based on the fact that the issuance to Mr. Balanko did not involve a “public offering” and he provided representations to us that he acquired the shares for investment purposes and not with a view to any resale, distribution or other disposition in violation of United States securities laws or applicable state securities laws. Our reliance on Rule 903 of Regulation S was based on the fact that the issuance to Mr. Miele occurred in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts in the United States in connection with the issuance of these shares, and Mr. Miele is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person.

Item 6. Exhibits

The following documents are filed as a part of this quarterly report.

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions, Inc. and the shareholders of Quest Water Solutions, Inc. (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Designation for Series A Voting Preferred Stock (1)

3.4	Certificate of Amendment filed with the Delaware Secretary of State on February 21, 2012 (3)

10.1	Agreement of Sale with Josh Morita dated January 6, 2012 (1)

10.2	Subscription Agreement dated January 6, 2012 (1)

10.3	Form of Warrant dated January 6, 2012 (1)

10.4	Registration Rights Agreement dated January 6, 2012 (1)

10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)

10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)

10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)

10.7	Management Agreement with John Balanko dated November 1, 2011 (1)

10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)

10.9	Global Cooperation Partner Agreement between Quest Water Solutions, Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Audit Committee Charter (4)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 7, 2012.

(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 16, 2012.

*	Filed Herewith.

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2014	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

