Form 10-Q
period 2014-06-30
Quest Water Global, Inc.
filed 2014-08-14
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

(604) 281-2446

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

As of August 14, 2014, the registrant’s outstanding common stock consisted of 86,479,860 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

Consolidated Financial Statements
June 30, 2014

(Expressed in US dollars)

(unaudited)

3

QUEST WATER GLOBAL, INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2014	December 31, 2013
	$	$
	(unaudited)

ASSETS

Current assets

Cash	540	1,605
Amounts receivable	–	1,293
Prepaid expenses and deposits	7,237	7,835
Total current assets	7,777	10,733
Equipment (Note 3)	9,197	11,269
Total assets	16,974	22,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	381,311	360,766
Accrued liabilities	–	3,344
Convertible notes payable, net of unamortized discount of $1,042 (2013 - $22,292) (Note 4)	173,958	152,708
Due to related parties (Note 5)	578,080	980,248
Total liabilities	1,133,349	1,497,066

Nature of operations and continuance of business (Note 1)
Commitments (Note 9)
Subsequent event (Note 10)

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 2 shares issued and outstanding	1	1
Common stock, 95,000,000 shares authorized, $0.000001 par value, 86,479,860 and 85,749,860 shares issued and outstanding, respectively	5,141	5,140
Additional paid-in capital	5,455,692	4,749,609
Common stock issuable (Note 6)	692,500	23,000
Deferred compensation (Note 6)	(59,671)	–
Deficit	(7,210,038)	(6,252,814)
Total stockholders’ deficit	(1,116,375)	(1,475,064)
Total liabilities and stockholders’ deficit	16,974	22,002

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	$	$	$	$

Expenses

Advertising and promotion	41,903	413	42,651	27,955
Amortization	1,019	14,642	2,072	29,284
Automotive	5,850	3,831	11,050	9,766
Consulting fees (Notes 6 and 8)	27,425	7,008	307,681	18,217
Foreign exchange loss (gain)	6,163	(4,845)	771	(8,029)
Management fees (Notes 5 and 8)	75,000	75,000	482,731	150,000
Office and miscellaneous	4,770	4,402	12,416	11,154
Professional fees	36,338	36,571	56,351	71,386
Rent	5,742	7,427	10,902	14,980
Telephone	3,154	3,539	5,760	7,912
Transfer agent and filing fees	5,343	6	6,676	819
Travel	–	5,047	257	19,828
Total expenses	212,707	153,041	939,318	353,272
Loss before other income (expense)	(212,707)	(153,041)	(939,318)	(353,272)
Other income (expense)

Accretion of discounts on convertible notes payable	(6,875)	(15,938)	(21,250)	(31,878)
Gain on settlement of debt	–	–	3,344	–
Interest expense	–	(1,260)	–	(2,168)
Total other income (expense)	(6,875)	(17,198)	(17,906)	(34,046)
Net loss	(219,582)	(170,239)	(957,224)	(387,318)
Net loss per share, basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)
Weighted average number of shares outstanding, basic and diluted	86,479,860	85,182,360	86,282,236	85,135,962

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statement of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
	$	$

Operating Activities:

Net loss for the period	(957,224)	(387,318)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	21,250	31,878
Amortization	2,072	29,284
Gain on settlement of debt	(3,344)	–
Stock-based compensation	655,913	–

Changes in operating assets and liabilities:
Accounts receivable	1,293	–
Prepaid expenses	598	–
Accounts payable	20,545	39,945
Accrued liabilities	–	(2,978)
Due to related parties	214,705	262,422
Net cash used in operating activities	(44,192)	(26,767)
Financing Activities:
Bank indebtedness	–	35
Advances from related parties	43,127	–
Proceeds from issuance of common stock	–	25,000
Net cash provided by financing activities	43,127	25,035
Decrease in cash	(1,065)	(1,732)
Cash, beginning of period	1,605	1,732
Cash, end of period	540	–
Non-cash investing and financing activities:
Common stock issuable to settle amounts due to related parties	660,000	–
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Quest Water Global, Inc. (the “Company”) was incorporated on February 25, 2010 under the laws of the State of Delaware. The Company is an innovative water technology company that provides solutions to water scarce regions. The Company’s operations to date have been limited primarily to capital formation, organization, and development of its business plan.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2014, the Company has a working capital deficiency of $1,125,572 of which $578,080 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $7,210,038. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2014

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

In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

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

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(g)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share“, which requires presentation of both basic and diluted loss per share (“LPS”) on the face of the income statement. Basic LPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted LPS gives effect to all dilutive potential common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted LPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive.

(h)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at June 30, 2014 and December 31, 2013, the Company had no items representing comprehensive income or loss.

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2014 and December 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the periods ended June 30, 2014 and 2013, there were no charges or provisions for interest or penalties.

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in US dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(k)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Equipment

	Cost	Accumulated Amortization	Net Carrying Value June 30, 2014	Net Carrying Value December 31, 2013
	$	$	$	$

Computer equipment	25,971	19,993	5,978	7,696
Furniture and equipment	7,426	4,207	3,219	3,573
	33,397	24,200	9,197	11,269

4.	Convertible Notes Payable

(a)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. For the six months ended June 30, 2014, $15,000 (2013 - $22,500) had been accreted, increasing the carrying value to $150,000 (December 31, 2013 - $135,000).

(b)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the six months ended June 30, 2014, $6,250 (2013 - $6,250) had been accreted, increasing the carrying value to $23,958 (December 31, 2013 - $17,708).

5.	Related Party Transactions

(a)	As at June 30, 2014, a total of $162,737 (December 31, 2013 - $404,193) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand. Refer to Notes 6(e) and 10.

(b)	As at June 30, 2014, a total of $415,343 (December 31, 2013 - $576,055) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand. Refer to Notes 6(e) and 10.

(c)	For the six months ended June 30, 2014, the Company incurred a total of $150,000 (2013 - $150,000) in management fees to the President and the Vice President of the Company. The Company also incurred stock-based compensation of $332,731 (2013 - $nil) for stock options granted to the President and the Vice President of the Company during the six months ended June 30, 2014, which is included in management fees.

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in US dollars)

(unaudited)

6.	Common Stock

(a)	On February 18, 2014, the Company issued 30,000 shares of common stock with a fair value of $6,900 pursuant to a consulting agreement.

(b)	On February 18, 2014, the Company issued 500,000 shares of common stock with a fair value of $110,000 pursuant to a consulting agreement, of which $50,329 (2013 - $nil) was expensed as consulting fees which reflects the pro-rata portion of the services provided to June 30, 2014. As of June 30, 2014, the remaining amount of $59,671 was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on January 14, 2015. The fair value of the shares was determined based on the closing price of the Company’s common stock at $0.22 per share on February 18, 2014.

(c)	On February 18, 2014, the Company issued 200,000 shares of common stock with a fair value of $38,280 pursuant to a consulting agreement, of which 100,000 shares of common stock with a fair value of $18,000 was included in common stock issuable as at December 31, 2013.

(d)	As at June 30, 2014 and December 31, 2013, the Company had received share subscriptions of $5,000 for 83,334 shares of common stock at a price of $0.06 per share.

(e)	As at June 30, 2014, the Company had 5,500,000 shares of common stock issuable with a fair value of $0.12 per share to settle accrued management fees of $660,000 owing to the President and the Vice President of the Company. Refer to Note 10.

(f)	As at June 30, 2014, the Company had 250,000 shares of common stock issuable with a fair value of $27,500 pursuant to a marketing agreement. Refer to Note 9(f).

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2013 and June 30, 2014	3,056,500	0.53

As at June 30, 2014, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date

2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015
286,000	0.75	July 15, 2015
62,500	0.65	October 15, 2015
3,056,500

8.	Stock Options

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2013	5,050,000	0.90
Granted	3,750,000	0.19
Forfeited	(3,500,000)	0.90
Outstanding, June 30, 2014	5,300,000	0.19

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in US dollars)

(unaudited)

8.	Stock Options (continued)

Additional information regarding stock options outstanding as at June 30, 2014 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $
0.19	5,300,000	0.9	0.19

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

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Six months ended June 30, 2014	Six months ended June 30, 2013

Risk-free Interest rate	0.11%	–
Expected life (in years)	1.3	–
Expected volatility	162%	–

During the six months ended June 30, 2014, the Company recorded stock-based compensation of $453,664 (2013 - $nil) for stock options granted, of which $332,731 was included in management fees and $120,933 was included in consulting fees.

The weighted average fair value of the stock options granted during the six months ended June 30, 2014 was $0.12 (2013 - $nil) per option.

As at June 30, 2014, the aggregate intrinsic value of stock options outstanding is $nil.

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

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in US dollars)

(unaudited)

9.	Commitments (continued)

(b)	On November 1, 2011, the Company entered into a management agreement with the Vice-President of the Company whereby it is obligated to pay $12,500 per month starting on October 3, 2011 to November 1, 2016.

The agreement may be terminated by written notice. Upon termination, the Vice-President shall receive a termination fee equal to the sum of:

(i)	Buy-out of any outstanding stock options for a price equal to the fair market value of the Company’s common stock multiplied by the number of shares under options and less the exercise price; plus

(ii)	The greater of:

●	The aggregate remaining fees for the unexpired remainder of the term; or

●	One annual fee plus one month fee for each year served after November 1, 2011.

(c)	On November 19, 2013, the Company entered into a one year agreement for consulting services whereby the Company agreed to pay an annual fee of $45,000 in shares of common stock based on a 40% monthly workload. In connection with this fee, the Company issued 225,000 shares of common stock with a fair value of $49,500. This fee will be reviewed on a monthly basis and will be increased proportionately if the consultant’s workload increases on behalf of the Company. The Company also agreed to pay the consultant a finder’s fee at the following rates:

(i)	Based on equity investment:

●	10% on funds received from finder investors up to $1,000,000;

●	7.5% on funds received from finder investors between $1,000,001 to $2,000,000;

●	5% on funds received from finder investors over $2,000,000.

(ii)	Based on debt investment:

●	5% on funds received from finder investors up to $1,000,000;

●	3.75% on funds received from finder investors between $1,000,001 to $2,000,000;

●	2.5% on funds received from finder investors over $2,000,000.

The finder’s fee shall be paid in cash, or as elected by the finder, a combination of cash and common stock of the Company at the same price per share as the Company’s current financing round.

(d)	On January 15, 2014, the Company entered into a six month agreement for consulting services whereby the Company agreed, for any contract pursuant to which the Company receives monies, directly or indirectly, to pay the consultant a fee of 8% of the first $1,000,000 in gross proceeds of such financing, 6.5% of the next $1,000,000, 5.5% of the next $2,000,000 and 4.5% of all sums received above that. The fee is payable when the monies are received from the funding sources.

(e)	On February 11, 2014, the Company signed a lease for office premises and agreed to pay annual basic rent of Cdn$16,248 plus operating costs up to February 11, 2017. Minimum lease payments over the remaining term of the lease is as follows:

Year	Cdn$

2014	8,124
2015	16,248
2016	16,248
2017	2,031
42,651

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2014

(Expressed in US dollars)

(unaudited)

9.	Commitments (continued)

(f)	On May 22, 2014, the Company entered into a joint venture (“JV”) marketing agreement with a consultant for marketing services whereby the Company agreed to issue 250,000 restricted shares of common stock to the consultant as a signing bonus. Refer to Note 6(f). The Company also agreed to issue 5,000,000 restricted shares of common stock on an earnout basis based on the JV achieving $20,000,000 in gross sales revenue over the initial three-year period, to be assessed and paid semi-annually. Pursuant to the agreement, ownership of the JV is divided into 55% equity ownership by the Company and 45% equity ownership by the consultant. The Company is committed to contributing $250,000 in a combination of cash and value of demonstration units to the JV. The demonstration units will remain the ownership of the Company until such time that the consultant contributes its $250,000, after which the ownership of the demonstration units become that of the JV. The initial term of the agreement is for three years plus a day from the date the first demonstration unit is installed and properly functioning. The term will renew for three subsequent one year periods unless terminated by either party.

10.	Subsequent Event

On July 14, 2014, the Company issued 5,500,000 shares of common stock to settle accrued management fees of $660,000 owing to the President and the Vice President of the Company. Refer to Note 6(e).

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended June 30, 2014. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended June 30, 2014

Revenue

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended June 30, 2014, we incurred $212,707 in total expenses, including $75,000 in management fees, $41,903 in advertising and promotion expenses, $36,338 in professional fees, $27,425 in consulting fees, $6,163 in foreign exchange loss, $5,850 in automotive expenses, $5,742 in rent, $5,343 in transfer agent and filing fees, $4,770 in office and miscellaneous expenses, $3,154 in telephone expenses and $1,019 in amortization. During the same period in the prior year, we incurred $153,041 in total expenses, including $75,000 in management fees, $36,571 in professional fees, $14,642 in amortization, $7,427 in rent, $7,008 in consulting fees, $5,047 in travel expenses, $4,402 in office and miscellaneous expenses, $3,831 in automotive expenses, $3,539 in telephone expenses, $413 in advertising and promotion expenses and $6 in transfer agent and filing fees, as offset by a foreign exchange gain of $4,845. The 28% increase in our total expenses during the most recent period resulted primarily from significant increases in two major expense categories, advertising and promotion expenses and consulting fees. However, during the three months ended June 30, 2014 our amortization and travel expenses both decreased substantially on a period-to-period basis.

Net Loss

During the three months ended June 30, 2014, we incurred a loss before other expense of $212,707 and a net loss of $219,582, whereas we incurred a loss before other expense of $153,041 and a net loss of $170,239 during the same period in the prior year. The majority of our other expense during each of those periods was related to the accretion of discounts on our convertible notes payable. We did not experience any net loss per share during the three months ended June 30, 2014 or 2013.

For the Six Months Ended June 30, 2014

Expenses

During the six months ended June 30, 2014, we incurred $939,318 in total expenses, including $482,731 in management fees, $307,681 in consulting fees, $56,351 in professional fees, $42,651 in advertising and promotion expenses, $12,416 in office and miscellaneous expenses, $11,050 in automotive expenses, $10,902 in rent, $6,676 in transfer agent and filing fees, $5,760 in telephone expenses, $2,072 in amortization, $771 in foreign exchange loss and $257 in travel expenses. During the same period in the prior year, we incurred $353,272 in total expenses, including $150,000 in management fees, $71,386 in professional fees, $29,284 in amortization, $27,955 in advertising and promotion expenses, $19,828 in travel expenses, $18,217 in consulting fees, $14,980 in rent, $11,154 in office and miscellaneous expenses, $9,766 in automotive expenses, $7,912 in telephone expenses and $819 in transfer agent and filing fees, as offset by $8,029 in foreign exchange gain. The 166% increase in our total expenses during the most recent period also resulted primarily from significant increases in two major expense categories, management fees and consulting fees. However, during the six months ended June 30, 2014 our amortization and travel expenses both decreased substantially on a period-to-period basis.

Net Loss

During the six months ended June 30, 2014, we incurred a loss before other expense of $939,318 and a net loss of $957,224, whereas we incurred a loss before other expense of $353,272 and a net loss of $387,318 during the same period in the prior year. During the six months ended June 30, 2014 we experienced a net loss per share of $0.01, whereas we did not experience any net loss per share during the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2014, we had $540 in cash, $16,974 in total assets, $1,133,349 in total liabilities and a working capital deficiency of $1,125,512. As of June 30, 2014 we had an accumulated deficit of $7,210,038.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2014.

During the six months ended June 30, 2014, we spent $44,192 in cash on operating activities, compared to $26,767 in cash spending on operating activities during the same period in the prior year. The 39% increase in our cash spending on operating activities during the six months ended June 30, 2014 was primarily attributable to the increase in our net loss as described above as well as certain changes in our operating assets and liabilities and a significant stock-based compensation adjustment.

We did not spend any cash on investing activities during the six months ended June 30, 2014 or 2013.

We received $43,127 in cash from financing activities during the six months ended June 30, 2014, all of which was in the form of advances from related parties. During the six months ended June 30, 2013, we received $25,035 in cash from financing activities, substantially all of which was in the form of proceeds from the issuance of our common stock.

During the six months ended June 30, 2014, our cash decreased by $1,065 as a result of our operating, investing and financing activities, from $1,605 to $540. As of June 30, 2014, we did not have sufficient cash resources to meet our operating expenses for the next month based on our current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2014, we had a working capital deficiency of $1,125,572 and an accumulated deficit of $7,210,038. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2014	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

