Form 10-Q
period 2014-09-30
Quest Water Global, Inc.
filed 2014-11-14
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 14, 2014, the registrant’s outstanding common stock consisted of 92,163,194 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

Consolidated Financial Statements
September 30, 2014

(Expressed in US dollars)

(unaudited)

3

QUEST WATER GLOBAL, INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	September 30, 2014	December 31, 2013
	$	$
	(unaudited)

ASSETS

Current assets

Cash	184	1,605
Amounts receivable	–	1,293
Prepaid expenses and deposits	1,913	7,835
Total current assets	2,097	10,733
Equipment (Note 3)	8,144	11,269
Total assets	10,241	22,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	385,908	360,766
Accrued liabilities	–	3,344
Convertible notes payable, net of unamortized discount of $nil (2013 - $22,292) (Note 4)	175,000	152,708
Due to related parties (Note 5)	670,846	980,248
Total liabilities	1,231,754	1,497,066

Nature of operations and continuance of business (Note 1)
Commitments (Note 9)

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 2 shares issued and outstanding	1	1
Common stock, 95,000,000 shares authorized, $0.000001 par value, 92,163,194 and 85,749,860 shares issued and outstanding, respectively	5,147	5,140
Additional paid-in capital	6,127,686	4,749,609
Common stock issuable (Note 6)	40,025	23,000
Deferred compensation (Note 6)	(31,945)	–
Deficit	(7,362,427)	(6,252,814)
Total stockholders’ deficit	(1,221,513)	(1,475,064)
Total liabilities and stockholders’ deficit	10,241	22,002

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	$	$	$	$

Expenses

Advertising and promotion	664	261	43,315	28,216
Amortization	1,053	14,641	3,125	43,925
Automotive	6,419	5,008	17,469	14,774
Consulting fees (Notes 6 and 8)	47,251	3,121	354,932	21,338
Foreign exchange loss (gain)	(12,119)	5,246	(11,348)	(2,783)
Management fees (Notes 5 and 8)	75,000	75,000	557,731	225,000
Office and miscellaneous	4,875	10,257	17,291	21,411
Professional fees	15,271	12,649	71,622	84,035
Rent	5,815	3,333	16,717	18,313
Telephone	3,619	4,116	9,379	12,028
Transfer agent and filing fees	3,273	1,595	9,949	2,414
Travel	226	9,673	483	29,501
Total expenses	151,347	144,900	1,090,665	498,172
Loss before other income (expense)	(151,347)	(144,900)	(1,090,665)	(498,172)
Other income (expense)

Accretion of discounts on convertible notes payable	(1,042)	(15,937)	(22,292)	(47,815)
Gain on settlement of debt	–	–	3,344	–
Interest expense	–	(1,260)	–	(3,428)
Total other income (expense)	(1,042)	(17,197)	(18,948)	(51,243)
Net loss	(152,389)	(162,097)	(1,109,613)	(549,415)
Net loss per share, basic and diluted	–	–	(0.01)	(0.01)
Weighted average number of shares outstanding, basic and diluted	91,234,570	85,182,360	87,951,154	85,151,598

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	$	$

Operating Activities:

Net loss for the period	(1,109,613)	(549,415)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	22,292	47,815
Amortization	3,125	43,925
Gain on settlement of debt	(3,344)	–
Stock-based compensation	703,164	2,700

Changes in operating assets and liabilities:
Amounts receivable	1,293	–
Prepaid expenses and deposits	5,922	–
Accounts payable	25,142	68,888
Accrued liabilities	–	(5,490)
Due to related parties	303,971	360,055
Net cash used in operating activities	(48,048)	(31,522)
Financing Activities:
Advances from related parties	46,627	–
Proceeds from issuance of common stock	–	30,000
Net cash provided by financing activities	46,627	30,000
Decrease in cash	(1,421)	(1,522)
Cash, beginning of period	1,605	1,732
Cash, end of period	184	210
Non-cash investing and financing activities:
Common stock issued to settle amounts due to related parties	660,000	–
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Quest Water Global, Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of the consolidated interim financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2014, the Company has a working capital deficiency of $1,229,657 of which $670,846 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $7,362,427. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

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

(b)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended September 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

3	Equipment

	Cost	Accumulated Amortization	Net Carrying Value September 30, 2014	Net Carrying Value December 31, 2013
	$	$	$	$

Computer equipment	25,971	20,866	5,105	7,696
Furniture and equipment	7,426	4,387	3,039	3,573
	33,397	25,253	8,144	11,269

4.	Convertible Notes Payable

(a)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company recognized the intrinsic value of the embedded beneficial conversion feature of $90,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $150,000. For the nine months ended September 30, 2014, $15,000 (2013 - $33,750) had been accreted, increasing the carrying value to $150,000 (December 31, 2013 - $135,000).

(b)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $25,000. For the nine months ended September 30, 2014, $7,292 (2013 - $9,375) had been accreted, increasing the carrying value to $25,000 (December 31, 2013 - $17,708).

5.	Related Party Transactions

(a)	As at September 30, 2014, a total of $207,642 (December 31, 2013 - $404,193) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(d).

(b)	As at September 30, 2014, a total of $463,204 (December 31, 2013 - $576,055) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(d).

(c)	For the nine months ended September 30, 2014, the Company incurred a total of $225,000 (2013 - $225,000) in management fees to the President and the Vice President of the Company. The Company also incurred stock-based compensation of $332,731 (2013 - $nil) for stock options granted to the President and the Vice President of the Company during the nine months ended September 30, 2014, which is included in management fees.

6.	Common Stock

(a)	On February 18, 2014, the Company issued 30,000 shares of common stock with a fair value of $6,900 pursuant to a consulting agreement.

(b)	On February 18, 2014, the Company issued 500,000 shares of common stock with a fair value of $110,000 pursuant to a consulting agreement, of which $78,055 (2013 - $nil) was expensed as consulting fees which reflects the pro-rata portion of the services provided to September 30, 2014. As of September 30, 2014, the remaining amount of $31,945 was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on January 14, 2015. The fair value of the shares was determined based on the closing price of the Company’s common stock at $0.22 per share on February 18, 2014.

(c)	On February 18, 2014, the Company issued 200,000 shares of common stock with a fair value of $38,280 pursuant to a consulting agreement, of which 100,000 shares of common stock with a fair value of $18,000 was included in common stock issuable as at December 31, 2013.

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

6.	Common Stock (continued)

(d)	On July 14, 2014, the Company issued 5,500,000 shares of common stock with a fair value of $0.12 per share to settle accrued management fees of $660,000 owing to the President and the Vice President of the Company.

(e)	On August 5, 2014, the Company issued 100,000 shares of common stock with a fair value of $7,000 pursuant to a consulting agreement. Refer to Note 9(f).

(f)	On August 27, 2014, the Company issued 83,334 units at a price of $0.06 per share for proceeds of $5,000, which was included in common stock issuable as at December 31, 2013. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase an additional share of common stock at a price of $0.20 per share until July 2, 2016.

(g)	As at September 30, 2014, the Company had 250,000 shares of common stock issuable with a fair value of $27,500 pursuant to a marketing agreement. Refer to Note 9(e).

(h)	As at September 30, 2014, the Company had 250,000 shares of common stock issuable with a fair value of $12,525 pursuant to a consulting agreement. Refer to Note 9(g).

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2013	3,056,500	0.53
Granted	83,334	0.20
Balance, September 30, 2014	3,139,834	0.52

As at September 30, 2014, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
2,398,000	0.50	January 6, 2015
310,000	0.50	February 10, 2015
286,000	0.75	July 15, 2015
62,500	0.65	October 15, 2015
83,334	0.20	July 2, 2016
3,139,834

8.	Stock Options

	Number of options	Weighted average exercise price $
Outstanding, December 31, 2013	5,050,000	0.90
Granted	3,750,000	0.19
Forfeited	(3,500,000)	0.90
Outstanding, September 30, 2014	5,300,000	0.19

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

8.	Stock Options (continued)

Additional information regarding stock options outstanding as at September 30, 2014 is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $
0.19	5,300,000	0.7	0.19

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

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Risk-free Interest rate	0.11%	–
Expected life (in years)	1.3	–
Expected volatility	162%	–

During the nine months ended September 30, 2014, the Company recorded stock-based compensation of $453,664 (2013 - $nil) for stock options granted, of which $332,731 was included in management fees and $120,933 was included in consulting fees.

The weighted average fair value of the stock options granted during the nine months ended September 30, 2014 was $0.12 (2013 - $nil) per option.

As at September 30, 2014, the aggregate intrinsic value of stock options outstanding is $nil.

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

September 30, 2014

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

(d)	On February 11, 2014, the Company signed a lease for office premises and agreed to pay annual basic rent of Cdn$16,248 plus operating costs up to February 11, 2017. Minimum lease payments over the remaining term of the lease is as follows:

Year	Cdn$
2014	4,062
2015	16,248
2016	16,248
2017	2,031
38,589

(e)	On May 22, 2014, the Company entered into a joint venture (“JV”) marketing agreement with a consultant for marketing services whereby the Company agreed to issue 250,000 restricted shares of common stock to the consultant as a signing bonus. Refer to Note 6(g). The Company also agreed to issue 5,000,000 restricted shares of common stock on an earnout basis based on the JV achieving $20,000,000 in gross sales revenue over the initial three-year period, to be assessed and paid semi-annually. Pursuant to the agreement, ownership of the JV is divided into 55% equity ownership by the Company and 45% equity ownership by the consultant. The Company is committed to contributing $250,000 in a combination of cash and value of demonstration units to the JV. The demonstration units will remain the ownership of the Company until such time that the consultant contributes its $250,000, after which the ownership of the demonstration units become that of the JV. The initial term of the agreement is for three years plus a day from the date the first demonstration unit is installed and properly functioning. The term will renew for three subsequent one year periods unless terminated by either party.

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

9.	Commitments (continued)
(f)	On July 29, 2014, the Company entered into a six month agreement for consulting services whereby the Company agreed to pay a fee of $8,000 in shares of common stock in consideration for investor relations services. In connection with this fee, the Company issued 100,000 shares of common stock with a fair value of $7,000. Refer to Note 6(e).

(g)	On September 10, 2014, the Company entered into a nine month agreement for consulting services whereby the Company agreed to issue 1,000,000 restricted shares of common stock to the consultant as consideration of which 25% are deemed earned upon receipt. Refer to Note 6(h). The remaining restricted shares of common stock are deemed earned on a monthly basis with periods ending the 1st day of each month until the end of the contract.

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended September 30, 2014. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended September 30, 2014

Revenue

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2014, we incurred $151,347 in total expenses, including $75,000 in management fees, $47,251 in consulting fees, $15,271 in professional fees, $6,419 in automotive expenses, $5,815 in rent, $4,875 in office and miscellaneous expenses, $3,619 in telephone expenses, $3,273 in transfer agent and filing fees, $1,053 in amortization, $664 in advertising and promotion expenses and $226 in travel expenses, as offset by a foreign exchange gain of $12,119. During the same period in the prior year, we incurred $144,900 in total expenses, including $75,000 in management fees, $3,121 in consulting fees, $12,649 in professional fees, $5,008 in automotive expenses, $3,333 in rent, $10,257 in office and miscellaneous expenses, $4,116 in telephone expenses, $1,595 in transfer agent and filing fees, $14,641 in amortization, $261 in advertising and promotion expenses, $9,673 in travel expenses and $5,246 in foreign exchange loss. The 4% increase in our total expenses during the most recent period resulted primarily from a significant increase in our consulting fees. However, during the three months ended September 30, 2014 our amortization and travel expenses both decreased substantially on a period-to-period basis.

Net Loss

During the three months ended September 30, 2014, we incurred a loss before other expense of $151,347 and a net loss of $152,389, whereas we incurred a loss before other expense of $144,900 and a net loss of $162,097 during the same period in the prior year. The majority of our other expense during each of those periods was related to the accretion of discounts on our convertible notes payable. We did not experience any net loss per share during the three months ended September 30, 2014 or 2013.

For the Nine Months Ended September 30, 2014

Expenses

During the nine months ended September 30, 2014, we incurred $1,090,665 in total expenses, including $557,731 in management fees, $354,932 in consulting fees, $71,622 in professional fees, $43,315 in advertising and promotion expenses, $17,469 in automotive expenses, $17,291 in office and miscellaneous expenses $16,717 in rent, $9,949 in transfer agent and filing fees, $9,379 in telephone expenses, $3,125 in amortization and $483 in travel expenses, as offset by a foreign exchange gain of $11,348. During the same period in the prior year, we incurred $498,172 in total expenses, including $225,000 in management fees, $21,338 in consulting fees, $84,035 in professional fees, $28,216 in advertising and promotion expenses, $14,774 in automotive expenses, $21,411 in office and miscellaneous expenses, $18,313 in rent, $2,414 in transfer agent and filing fees, $12,028 in telephone expenses, $43,925 in amortization and $29,501 in travel expenses, as offset by a foreign exchange gain of $2,783. The 119% increase in our total expenses during the most recent period resulted primarily from significant increases in two major expense categories, management fees and consulting fees. However, during the nine months ended September 30, 2014 our amortization and travel expenses also both decreased substantially on a period-to-period basis.

Net Loss

During the nine months ended September 30, 2014, we incurred a loss before other expense of $1,090,665 and a net loss of $1,109,613, whereas we incurred a loss before other expense of $498,172 and a net loss of $549,415 during the same period in the prior year. During the nine months ended September 30, 2014 and 2013 we experienced a net loss per share of $0.01.

Liquidity and Capital Resources

As of September 30, 2014, we had $184 in cash, $10,241 in total assets, $1,231,754 in total liabilities and a working capital deficiency of $1,229,657. As of September 30, 2014 we had an accumulated deficit of $7,362,427.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2014.

During the nine months ended September 30, 2014, we spent $48,048 in cash on operating activities, compared to $31,522 in cash spending on operating activities during the same period in the prior year. The 52% increase in our cash spending on operating activities during the nine months ended September 30, 2014 was primarily attributable to the increase in our net loss as described above as well as certain changes in our operating assets and liabilities and a significant stock-based compensation adjustment.

We did not spend any cash on investing activities during the nine months ended September 30, 2014 or 2013.

We received $46,627 in cash from financing activities during the nine months ended September 30, 2014, all of which was in the form of advances from related parties. During the nine months ended September 30, 2013, we received $30,000 in cash from financing activities, all of which was in the form of proceeds from the issuance of our common stock.

During the nine months ended September 30, 2014, our cash decreased by $1,421 as a result of our operating, investing and financing activities, from $1,605 to $184. As of September 30, 2014, we did not have sufficient cash resources to meet our operating expenses for the next month based on our current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at September 30, 2014, we had a working capital deficiency of $1,229,657 and an accumulated deficit of $7,362,427. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2014	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

