Form 10-K
period 2020-12-31
Quest Water Global, Inc.
filed 2022-03-11
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-168895

QUEST WATER GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia, Canada	V7P 3R9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (888) 897-5536

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,783,029.22, based on 44,464,569 shares of common stock and a price per share of $0.0401 as of June 30, 2020

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 85,164,569 as of March 11, 2022

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This annual report includes our audited consolidated financial statements as at and for the years ended December 31, 2020 and 2019. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.

As disclosed in our current report on Form 8-K dated January 10, 2012, on January 6, 2012, we completed a share exchange with Quest Water Solutions, Inc. (“Quest NV”), a Nevada corporation that is now our wholly owned subsidiary and operating business (the “Share Exchange”). The Share Exchange was treated as a recapitalization effected through a share exchange, with Quest NV as the accounting acquirer and the Company as the accounting acquiree. Our consolidated financial statements are therefore, in substance, those of Quest NV.

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

2

PART I

Item 1. Business

Business Overview

We are an innovative water technology company that provides sustainable and environmentally sound solutions to water-scarce regions. We use proven technologies to create economically viable products that address the critical shortage of clean drinking water in both domestic and foreign emerging markets.

Our goal is to address the vital issue of water quality and water supply by providing an alternative, sustainable source of pure water at the smallest possible environmental cost to global areas in need, while becoming a leading company in providing decentralized, turn-key solutions using alternative energy for the purification, desalination and distribution of clean drinking water.

To date, we have focused our activities on the formation of safe water partnerships and the sale and installation of our products, with emphasis on our AQUAtapTM Community Water Purification & Distribution systems throughout North America, Latin America, the Caribbean and Africa, with specific attention to the Democratic Republic of the Congo (the “DRC”) and Angola.

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

Prior to the Share Exchange, we had minimal revenue and our operations were limited to capital formation, organization and development of our business plan. As a result of the Share Exchange, we ceased our prior operations and, through Quest NV, we now operate as an innovative water technology company that provides sustainable and environmentally sound solutions to water-scarce regions.

Quest NV was incorporated under the laws of Nevada on October 20, 2008 and commenced operations on February 20, 2009. Its operations to date have consisted of business formation, strategic development, marketing, technologies development, negotiations with technologies companies and capital raising activities. Prior to 2021, Quest NV had not generated any revenues since its inception.

Acquisition of Quest NV

On January 6, 2012, we completed the Share Exchange whereby we acquired all of the issued and outstanding capital stock of Quest NV in exchange for 2,568,493 shares of our common stock (on a pre-forward split basis), or approximately 62.74% of our issued and outstanding common stock as of the consummation of the Share Exchange. Subsequent to the Share Exchange, we completed a 20 for 1 forward split of our common stock (the “Forward Split”) that became effective on March 1, 2012. Pursuant to the Forward Split, the 2,568,493 shares described above increased to 51,369,860 shares.

As a result of the Share Exchange, Quest NV became our wholly owned subsidiary and John Balanko and Peter Miele became our principal stockholders. The Share Exchange was treated as a recapitalization effected through a share exchange, with Quest NV as the accounting acquirer and the Company as the accounting acquiree.

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

As a result of our acquisition of Quest NV, Quest NV became our wholly owned subsidiary and we assumed the business and operations of Quest NV. We then changed our name from RPM Dental, Inc. to Quest Water Global, Inc. to more accurately reflect our new business operations.

AQUAtap Entities

In July 2021, we incorporated a new operating subsidiary, AQUAtap Global, Inc., a Wyoming corporation, that subsequently established a wholly owned subsidiary, AQUAtap Global Investments Inc., a British Columbia, Canada corporation, in November 2021. Through these entities, we expect to coordinate, facilitate and manage our current, planned and future safe water partnerships throughout Africa, Latin America and the Caribbean that provide clean water initiatives for underserved communities. The AQUAtap entities, together with their strategic global partners, plan to establish subordinate partnerships in various countries and engage experienced local individuals and organizations for operational expertise. We anticipate that this will enable the subordinate partnerships to enter into public-private partnerships (commonly known as PPPs) with NGOs, strategic investors and various levels of government.

Quest Water Solutions Inc., a British Columbia, Canada corporation and wholly owned subsidiary of Quest NV (“Quest BC”), will remain as the technology provider to our safe water initiatives. Quest BC is responsible for designing, engineering and manufacturing our range of products, and it also sells these water technology products directly to end users through our corporate sales & marketing divisions and through global distributors and agents.

Industry Overview

Water is the single most important economic input to the global economy, and more specifically, to individual enterprises. The disparity between supply and demand for clean water is an inexorable problem; yet the relentless international demand for its uninterrupted supply makes water by far the most stable of all global commodities.

Safe water and the prevention of waterborne disease are public health priorities in most developed countries, where clean water generally is available for about one-third of the world’s population. However, water-related human health problems in developing countries are daunting. Global estimates of the population in developing countries that lack access to safe drinking water range from 1.6 to 2.2 billion. UN-Water estimates that about 1.6 billion people face ‘economic’ water scarcity, which means that while water may be physically available, they lack the necessary infrastructure to access it.

The consequences of lack of safe water are severe. The United Nations’ World Health Organization claims that contaminated drinking water is estimated to cause 485,000 diarrhoeal deaths each year with 297,000 of those being children under five years of age. By 2025, half of the world’s population will likely be living in water-stressed areas. Most of this increase is expected to be within developing countries, increasing pressure on already inadequate water resources.

Products and Markets

We focus on the manufacture and sale of two products: our AQUAtapTM Community Water Purification and Distribution system and our WEPSTM (atmospheric Water Extraction and Purification System). Our AQUAtapTM system is an autonomous, decentralized, self-contained, solar-powered water purification and distribution system, while our WEPSTM is a unique, proprietary water extraction and purification system that produces clean drinking water from humidity in the atmosphere. We believe that our products can provide the world’s growing population with access to safe, clean and reliable drinking water, with a primary focus in water-scarce regions.

As described above, we have focused our activities to date on North America, Latin America, the Caribbean and Africa, with emphasis on the DRC and Angola. There is a vast and increasing demand for a sustainable, cost-effective and decentralized continuous, reliable supply of clean drinking water. We provide clean drinking water to end-users utilizing various formats of our water purification and distribution systems that include selling drinking water to underserved communities at socially responsible rates, selling inexpensive bulk drinking water, and providing government-subsidized community level drinking water. Applications of our systems include rural and peri-urban community water supply, water supply for household needs, remote work site camps and water supply for disaster relief and emergency preparedness

AQUAtapTM Community Water Purification & Distribution System

We have developed the AQUAtapTM, a proprietary community drinking water system that is a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each AQUAtapTM unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit can convert brackish, sea or contaminated fresh water into high-quality drinking water at a rate of up to 100,000 litres per day, suitable for up to 5,000 people. Reverse osmosis and ultrafiltration purification remove suspended solids, turbidity, viruses, bacteria and most organic compounds.

The AQUAtapTM system uses no chemicals in the pre- or post-purification process of the freshwater system that utilizes ultrafiltration membranes, keeping maintenance time and costs to a minimum. The source water is pumped from a contaminated or saline source into an array of auto backflushing sediment filters, through various auto backflushing pre-filters, then through either a reverse osmosis membrane (in the event the source water contains salinity levels >15,000 parts per million) or an ultrafiltration membrane (for contaminated freshwater). The purified water is then pumped through an ultraviolet sterilization unit prior to being pumped into one of two internal clean water holding tanks, then through a second ultraviolet sterilization unit prior to being dispensed by the end user. The pumps and compressors are powered by a series of batteries that are charged through photovoltaic panels that are mounted on a solar frame on the roof of the AQUAtapTM.

Our target market for this product includes non-governmental organizations, governmental agencies, land developers, emergency management and disaster preparedness organizations, and underserved rural and peri-urban communities in emerging markets and developed countries.

WEPSTM (Water Extraction and Purification System)

In addition to the AQUAtapTM solar-powered water purification system, we have also developed a technology known as WEPSTM (atmospheric Water Extraction and Purification System), that produces potable water from humidity in the atmosphere. The WEPSTM technology works by converting humidity into water, otherwise known as atmospheric water extraction. The unit draws in ambient air from the surrounding atmosphere, which passes through an air filtration system to remove any airborne contaminants. The filtered air then passes through the proprietary water extraction system, which efficiently removes moisture (condensate). The condensate is then sent through a multi-step water filtration and purification process. The result is contaminant- and bacteria-free, pure drinking water.

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

Our target market for this product includes commercial bottled water operations, agricultural irrigation, industrial capture and reuse, and bulk local and residential supply. The WEPSTM systems are modular and scalable in design, allowing for water production from a few hundred litres to tens of thousands of litres per day.

Development of Business and Growth Strategy

Our goal is to address the vital issue of water quality and water supply by providing an alternative, sustainable source of pure water at the smallest possible environmental cost to global areas in need, while becoming a leading company in providing decentralized, turn-key solutions using alternative energy for the purification, desalination and distribution of clean drinking water. As of the date of this annual report, our primacy focus is on selling and installing our AQUAtapTM Community Water Purification & Distribution systems.

In early 2012, we installed our first AQUAtapTM Community Water Purification & Distribution system in the Republic of Angola as a pilot project in association with the Angolan Ministry of Industry, which was responsible for the technical assessment and evaluation of all new water technologies intended for use under the ‘Water for All’ program initiated by then-President Dos Santos. The system was installed in Bom Jesus, a small, rural community with a population of 500 located approximately 35 kilometres southeast of the capital city of Luanda. The Bom Jesus AQUAtapTM system became operational in on March 1, 2012, with residents of the village initially drawing approximately 10,000 litres of pure water a day. This was considered a successful pilot and paved the way for future business within Africa.

On June 10, 2019, Quest NV entered into a collaborative partnership with Dikembe Mutombo’s American Venture Mergers & Acquisitions, LLC (Atlanta, GA) and Kalo Products SARL (Kinshasa, DRC), for the purpose of commencing a profitable safe water initiative in the DRC utilizing Quest NV’s proprietary Build-Own-Operate community business model. In September 2019, the parties organized the AQUAtapTM Oasis Partnership SARL in the DRC in furtherance of that purpose.

Phase one plans for the DRC include the installation of 500 AQUAtapTM systems over 5 years in underserved rural and peri-urban communities throughout the country. The first AQUAtapTM system was installed in a peri-urban community on the outskirts of the capital city of Kinshasa on March 22, 2021 – the UN’s World Water Day. Clean, reliable water is sold to residents at socially responsible prices through one of multiple cashless point of sale interfaces installed into each AQUAtapTM system.

In keeping with our long-term growth strategy, we are planning to replicate the same business model that is currently being utilized in the DRC in several other countries within Africa, Latin America and the Caribbean.

Our secondary business objective in addressing the vital issue of water supply is through the sales and marketing of our WEPSTM products. We currently have representatives for this product in Haiti and South Africa and a distributor in Bogota, Colombia.

WEPSTM provides an alternate, pure source of water without exploiting current freshwater resources. In addition to creating a sustainable and reliable water source, other factors that differentiate the WEPSTM process from conventional water supply methods include low power consumption, no harmful by-products and the fact that absolutely no chemicals are utilized in the process.

Proprietary Build-Own-Operate Community Business Model

As described above, we have developed an inclusive, Build-Own-Operate community business model that has the greatest potential capacity to create ‘shared value’ for both business and society. Our model gives us the ability to effectively collaborate and partner with governments and both local and international organizations to establish self-serve water vending to underserved, marginalized rural and peri-urban communities. The model implements data capture, monitoring and fully transparent accountability of business and financial operations to measure performance to specific success metrics. Local personnel will be hired in each country to install, operate, maintain and service the AQUAtap™ systems, facilitating further impact and socioeconomic benefits. We anticipate that the advantages arising from our decentralized, holistic and impactful approach will in turn create resilient communities.

Suppliers

Many of the components we use in our products are readily available from multiple world-wide manufacturers. We currently use specific suppliers for certain proprietary components and technologies, including Master Water Conditioning Corporation, Susteq B.V. and UV Pure Technologies Inc.

Competition

We have identified the need to supply clean drinking water to rural and peri-urban communities in emerging markets by providing economically viable, decentralized, turnkey solutions. We believe this is a good opportunity for us to take advantage of a very specific, targeted market by providing solar-powered, fully-autonomous water purification and distribution systems to populated areas where clean water is scarce.

This is a far different market than that addressed by a large segment of the industry which has concentrated on the multi-billion dollar municipal water treatment sector, or the equally large residential sector. The municipal solution requires significant investment for infrastructure development, for example, building water purification plants and laying miles of distribution pipes. Products for residential markets do not offer the performance or features to meet the needs of the first response market or the needs of the underserved communities in emerging markets.

We have identified several organizations that provide clean drinking water to communities in emerging markets, including WaterHealth International, Safe Water Network, Charity: Water, Water.org, WaterAid America Inc. and One Drop Foundation. We believe that we have the following competitive advantages as compared to our competitors:

●	Only two of the organizations listed above sell the water to the population, making their offering truly sustainable and similar to that of our company’s business model. The other competitors must rely upon charitable donations.

●	The AQUAtap™ system not only purifies and stores the produced water, but also contains a distribution point for the end user. Most of our competitors use either an unsophisticated purification process or none at all.

●	The AQUAtap™ system is configurable to the source water, thereby providing the option of either a reverse osmosis membrane (in the event of saline or brackish source water) or an ultrafiltration membrane (in the event of contaminated fresh source water). Most of the competitors listed above either use no source of purification or are limited in their offering.

●	The AQUAtap™ system has higher qualities as compared to our competitors’ for the specific markets that we are pursuing. For example, several of our competitors rely on wells and boreholes, pumping the water to the surface with very little in the way of purification. And of those that do purify the water, most do not use reverse osmosis membranes for brackish or seawater desalination. They also operate from grid or generator power and do not offer solar power as an option, further rendering their systems unsuitable.

The markets in which we intend to operate are highly competitive with respect to performance, quality and price of the water. We anticipate that we will directly compete with some of those competitors identified above, as well as with other local, regional and water treatment service and equipment providers. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. Some of our competitors have, or may have, greater financial, marketing and other resources. As a result, competitors may be able to respond more quickly to new or emerging trends and changes in technology, benefit from greater purchasing economies, offer more aggressive pricing to customers or devote greater resources to the promotion of their products than we are capable of accomplishing. There can be no assurance that we will be able to successfully compete in the future with such competitors. The failure to successfully compete could have an adverse effect on our operating results.

Intellectual Property

On June 18, 2013, the United States Patent and Trademark Office registered the trademark for our AQUAtap™ system.

Employees

We currently have two full time employees, one part time employee, and six independent contractors working with us. From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 2434 Nelson Avenue, West Vancouver, British Columbia, Canada. We lease this space from our Vice President at a cost of $1,750 per month. We believe that this office is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was originally approved for quotation on the OTC Bulletin Board under the symbol “RPMD”. Effective March 9, 2012, our symbol changed from “RPMD” to “QWTR” in connection with our name change from RPM Dental, Inc. to Quest Water Global, Inc. and the Forward Split. Our August 24, 2012, our common stock was deleted from the OTC Bulletin Board and it is now quoted exclusively on the Pink Current Information tier of OTC Markets.

As of March 11, 2022, there were 85,164,569 shares of our common stock issued and outstanding. As of that date, we did not have any outstanding options or warrants to purchase shares of our common stock, or any other securities convertible into shares of our common stock.

Of the issued and outstanding shares of our common stock, 57,255,694 are restricted under the Securities Act. None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act.

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Pink
Quarter Ended	High ($)	Low ($)
December 31, 2020	0.0589	0.0201
September 30, 2020	0.0625	0.033
June 30, 2020	0.0768	0.031
March 31, 2020	0.15	0.05
December 31, 2019	0.1483	0.0569
September 30, 2019	0.20	0.105
June 30, 2019	0.2498	0.0218
March 31, 2019	0.06	0.013

Holders

As of March 11, 2022, there were approximately 60 registered holders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended December 31, 2020.

Item 6. [Reserved]

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

Overview

We provide sustainable and environmentally sound solutions to water scarce regions. Our goal is to address the vital issue of water quality and water supply by providing an alternative, sustainable source of pure water at the smallest possible environmental cost to global areas in need, while becoming a leading company in providing decentralized, turn-key solutions using alternative energy for the purification, desalination and distribution of clean drinking water.

We have developed a proprietary AQUAtap™ Community Water Purification and Distribution System consisting of a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit is capable of converting brackish, sea or contaminated surface water into high quality drinking water at a rate of up to 100,000 litres per day.

In addition to the solar-powered water purification systems, we have also developed a technology known as WEPSTM that produces potable water from humidity in the atmosphere. WEPSTM technology works by converting humidity into water, otherwise known as atmospheric water extraction.

Results of Operations

Revenue

We did not generate any revenues during the years ended December 31, 2020 or 2019. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the year ended December 31, 2020, we incurred $459,270 in total expenses, including $410,000 in management fees, $21,000 in rent, $9,429 in office and miscellaneous expenses, $7,593 in automotive expenses, $3,006 in our travel expenses, $2,850 in transfer agent and filing fees, $2,528 in professional fees, $2,391 in telephone expenses and $473 in advertising and promotion expenses.

During the prior year, we incurred $554,769 in total expenses, including $384,000 in management fees, $90,000 in consulting fees, $21,000 in rent, $14,076 in travel expenses, $11,358 in transfer agent and filing fees, $9,951 in professional fees, $9,430 in automotive expenses, $7,923 in office and miscellaneous expenses, $3,670 in advertising and promotion expenses, and $3,361 in telephone expenses.

The decrease of $95,499 or approximately 18% in our total expenses between 2019 and 2020 largely resulted from the decrease in consulting fees from year-to-year.

Net Loss

During the year ended December 31, 2020, we incurred a net loss of $459,270 (equal to our total expenses), whereas we incurred a net loss of $555,149 during the prior year. Our net loss per share during those two years was $0.01 for each year.

Liquidity and Capital Resources

As of December 31, 2020, we had $4,715 in cash, $124,659 in total assets, $3,532,990 in total liabilities and a working capital deficit of $3,415,561. As of December 31, 2020 we had an accumulated deficit of $9,781,190.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2021.

During the year ended December 31, 2020, we used $535,731 in net cash on operating activities, compared to $623,645 in net cash use on operating activities during the prior year. The decrease of approximately 14% in our net cash spending on operating activities during the fiscal year ended December 31, 2020 was primarily attributable to the decrease in our net loss as described above.

During the year ended December 31, 2020 we did not use any net cash on investing activities, whereas we used $7,600 in net cash on investing activities during the prior year, all of which was in the form of an investment in AQUAtap Oasis Partnership S.A.R.L.

We received $485,514 in cash from financing activities during the year ended December 31, 2020, substantially all of which was in the form of advances from related parties. During the year ended December 31, 2019, we received $686,177 in cash from financing activities, consisting of $200,000 in proceeds from the issuance of our common stock, $312,126 in advances from related parties, and $174,051 in advances from AQUAtap Oasis Partnership S.A.R.L.

During the year ended December 31, 2020, our cash decreased by $50,217 as a result of our operating and financing activities, from $54,932 to $4,715. As of December 31, 2020, we did not have sufficient cash resources to meet our operating expenses for even one month based on our then-current burn rate. However, we have continued to rely on advances from related parties to continue operating and expect to do so for the foreseeable future.

Plan of Operations

Our plan of operations over the next 12 months is to continue to address water quality and supply issues in the DRC through the installation of our AQUAtapTM Community Water Purification & Distribution systems as well as the employment of our WEPSTM technology, and we anticipate that we will require a minimum of $946,000 to pursue those plans.

As described above, we intend to meet the balance of our cash requirements for the next 12 months through advances from related parties as well as a combination of debt financing and equity financing through private placements as circumstances allow. We are not presently contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements, but we intend to initiate such contact once the current cease trade order in effect against us in the Province of British Columbia, Canada has been revoked. Regardless, there is no assurance that we will be successful in completing any private placement or other financings. If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options.

During the next 12 months, we estimate that our planned expenditures will include the following:

Description	Amount ($)
Equipment purchases	250,000
Management fees	430,000
Consulting fees	120,000
Professional fees	50,000
Rent	21,000
Advertising and promotion expenses	15,000
Travel and automotive expenses	30,000
Other general and administrative expenses	30,000
Total	946,000

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2020, we had a working capital deficit of $3,415,561 and an accumulated deficit of $9,781,190. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

Our consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Quest Water Solutions, Inc. (“Quest Nevada”), a company incorporated under the laws of the State of Nevada, Quest Nevada’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada; and its wholly-owned subsidiary, Heliosource, Inc., a company incorporated under the laws of the State of Nevada. All inter-company balances and transactions have been eliminated on consolidation.

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

Investments

The Company accounts for its investments in other entities by following ASC 323, Investments, “Equity Method and Joint Ventures” (“ASC-323”) whereby equity investments of 20% or greater but less than control are accounted for using the equity method. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

Should the Company exercise significant influence, the investment might be accounted for as a variable interest entity which would require consolidation and recognition of a non-controlling interest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

QUEST WATER GLOBAL, INC.

Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Expressed in US dollars)

K. R. MARGETSON LTD.	Chartered Professional Accountant
331 East 5th Street	Tel: 604.220.7704
North Vancouver BC V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Water Global, Inc.:

Opinion on the financial statements

I have audited the accompanying balance sheets of Quest Water Global, Inc. as of December 31, 2020 and 2019 and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years then ended and the related notes (collectively referred to as the “financial statements’). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits. My company is a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and is required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audits, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. I determined that there are no critical audit matters.

I have served as the Company’s auditor since 2021

/s/ K. R. Margetson Ltd.

Chartered Professional Accountant

Vancouver, BC

Canada

February 24, 2022

QUEST WATER GLOBAL, INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31 2020	December 31 2019
	$	$

ASSETS

Current assets

Cash	4,715	54,932
Unbilled costs	112,724	33,795

	117,429	88,727
Investment (Note 3)	7,220	7,220
Total assets	124,659	95,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	69,221	66,753
Convertible notes payable (Notes 4 and 11)	175,000	175,000
Due to related company (Note 3)	183,964	174,051
Due to related parties (Note 5)	3,104,805	2,629,204

Total liabilities	3,532,990	3,045,008

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 2 shares issued and outstanding	1	1

Common stock, 95,000,000 shares authorized, $0.000001 par value, 85,164,569 issued and outstanding (Note 6)	85	85

Additional paid-in capital	6,332,748	6,332,748

Common stock issuable	40,025	40,025

Deficit	(9,781,190)	(9,321,920)

Total stockholders’ deficit	(3,408,331)	(2,949,061)

Total liabilities and stockholders’ deficit	124,659	95,947

Nature of Operations and Continuance of Business (Note 1)

Commitments (Note 8)

Subsequent Events (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

	Year ended December 31, 2020	Year ended December 31, 2019
	$	$

Administrative Expenses

Advertising and promotion	473	3,670
Automotive	7,593	9,430
Consulting fees	–	90,000
Management fees (Notes 4)	410,000	384,000
Office and miscellaneous	9,429	7,923
Professional fees	2,528	9,951
Rent (Note 4)	21,000	21,000
Telephone	2,391	3,361
Transfer agent and filing fees	2,850	11,358
Travel	3,006	14,076

Total expenses	459,270	554,769

Other expenses
Equity portion of loss from investment	-	380

Net loss and comprehensive loss	(459,270)	(555149)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average number of shares outstanding, basic and diluted	85,164,569	83,619,364

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in US dollars)

	Preferred stock		Common stock		Additional paid-in	Common stock
	Number	Amount $	Number	Amount $	capital $	issuable $	Deficit $	Total $

Balance, December 31, 2018	2	1	83,164,569	83	6,132,750	40,025	(8,766,771)	(2,593,912)

Common stock issued for cash	–	–	2,000,000	2	199,998	–	–	200,000

Net loss for the year	–	–	–	–	–	–	(555,149)	(555,149)

Balance, December 31, 2019	2	1	85,164,569	85	6,332,748	40,025	(9,321,920)	(2,949,061)

Net loss for the year	–	–	–	–	–	–	(459,270)	(459,270)

Balance, December 31, 2020	2	1	85,164,569	85	6,332,748	40,025	(9,781,190)	(3,408,331)

(The accompanying notes are an interal part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended December 31, 2020	Year ended December 31, 2019
	$	$

Operating Activities:

Net loss for the year	(459,270)	(555,149)
Adjustment for items no involving cash
Change in equity of investment	-	380
Changes in operating assets and liabilities:

Unbilled costs	(78,929)	(33,795)
Accounts payable and accrued liabilities	2,468	(35,081)

Net cash used in operating activities	(535,731)	(623,645)

Investing Activities
Investment in related company	-	(7,600)
Net cash used in investing activities	-	(7,600)

Financing Activities:

Advances from related company	9,913	174,051
Advances from related parties	475,601	312,126
Proceeds from issuance of common stock	–	200,000

Net cash provided by financing activities	485,514	686,177

Change in cash	(50,217)	54,932

Cash, beginning of year	54,932	–

Cash, end of year	4,715	54,932

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Quest Water Global, Inc. (the “Company”) was incorporated on February 25, 2010, under the laws of the State of Delaware. The Company is an innovative water technology company that provides solutions to water scarce regions. The Company’s operations to date have been limited primarily to capital formation, organization, and development of its business plan.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2020, the Company has a working capital deficiency of $3,415,551 of which $3,104,805 is owed to the two principal shareholders (Note 4), and an accumulated deficit of $9,781,190. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Quest Water Solutions, Inc. (“Quest Nevada”), a company incorporated under the laws of the State of Nevada, Quest Nevada’s wholly-owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the Province of British Columbia, Canada, and its wholly-owned subsidiary, Heliosource, Inc., a company incorporated under the laws of the State of Nevada. All inter-company balances and transactions have been eliminated on consolidation.

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

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(d)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2020 and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities, convertible notes payable, and amounts due to related company and amount due to directors. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)	Foreign Currency Translation

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

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(g)	Investments

The Company accounts for its investments in other entities by following ASC 323, Investments, “Equity Method and Joint Ventures” (“ASC-323”) whereby equity investments of 20% or greater but less than control are accounted for using the equity method. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

Should the Company exercise significant influence, the investment might be accounted for as a variable interest entity which would require consolidation and recognition of a non-controlling interest.

(h)	Convertible Notes Payable

The Company follow ASC 470-20, “Debt with Conversion and Other Options (“ASC 470-20”) when accounting for the issuance of convertible notes. ASC 470-20 requires the entity to recognize the intrinsic value of embedded beneficial conversion features at the time of issuance by recording an increase in additional paid in capital and reducing the face value of the debt. This debt is accreted over its term by charging other expense on the statement of operations.

(i)	Revenue Recognition

Under ASC 606, “Revenue from Contracts with Customers”, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Revenue Service Type

The Company has one revenue source – sale of water technology equipment. The Company recognizes revenue for goods transferred at a point in time.

(j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

(k)	Loss Per Share

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

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(l)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at December 31, 2020 and 2019, the Company had no items representing comprehensive income or loss.

(m)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Investment in and Due to Related Company

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R. L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. In the year ended December 31, 2020, AQUAtap had a loss of $nil (2019 - $1,000) and the Company recorded a charge to its operation of $nil (2019 - $380).

As at December 31, 2020, AQUAtap had issued a sales order and advanced $183,964 (2019 - $174,051) to the Company in order to assist in the financing and the construction and delivery of certain of the Company’s products. The advances are non-interest bearing and due on demand.

4.	Convertible Notes Payable

(a)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and was due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal.

(b)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and was due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock.

5.	Related Party Transactions

(a)	As at December 31, 2020, a total of $1,420,762 (2019 - $1,174,300) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at December 31, 2020, a total of $1,684,043 (2019 - $1,454,904) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the year ended December 31, 2020, the Company incurred a total of $410,000 (2019 - $384,000) in management fees to the President and the Vice President of the Company.

(d)	For the year ended December 31, 2020, the Company incurred $21,000 (2019 - $21,000) in rent to the Vice President of the Company.

6.	Common Stock

On October 9, 2019, the Company issued 2,000,000 shares of common stock at $0.10 per share for proceeds of $200,000.

7.	Stock Options

In May 2012, the Company implemented a stock option plan pursuant to which stock options may be granted to directors, officers, employees and consultants of the Company to a maximum of 10% of the issued and outstanding shares of common stock of the Company. The exercise price of each stock option will be equal to the market price at the date of grant. Stock options are exercisable over periods up to five years and vesting periods can be imposed at the discretion by the Board of Directors.

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Expressed in US dollars)

8.	Operating Segment

The Company has only one operating segment, that being the construction and distribution of water equipment that provides drinking water to areas of the world where water and/or infrastructure is scarce. Currently the only customer is a related Company in Democratic Republic of Congo.

9.	Commitments

On November 1, 2011, the President and Vice President signed identical management contracts with the Company which obligate the Company to pay them monthly management fees, an incentive bonus of 1% of sales and a termination fee, should the agreement by terminated.

The management fee amount increases every year, based on the greater of 10% or the cost-of-living index for the city of Vancouver. The President and Vice President agreed to take less than maximum and for the 2020 and 2019 years the increase was approximately 5% and amounted to annual fees of $205,000 and $192,000 each respectively. The annual fees for 2021 have been set at $215,000 each.

The termination clause requires a payment of one annual fee plus one month for each year of service after November 1, 2011.

10.	Income Taxes

The Company is subject to US federal and state income taxes at a rate of 21%. Its Canadian subsidiary is subject to federal and provincial income taxes at a statutory rate of 27%. The reconciliation of the provision for income taxes at the consolidated corporate tax rate compared to the Company’s income tax expense as reported is as follows:

	2020 $	2019 $

Net loss per financial statements	(459,270)	(551,149)

Income tax recovery at statutory rate	(96,000)	(117,000)
Impact of different foreign statutory rates on earnings of subsidiaries	(28,000)	(33,000)
Non-deductible expenses	-	1,000
Increase in unrecognized tax benefits	124,000	149,000

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2020 and 2019 are as follows:

	2020 $	2019 $

Net operating losses carried forward	1,037,000	913,000

Valuation allowance	(1,037,000)	(913,000)

Net deferred income tax asset	–	–

The Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The Company’s carry-forward losses that may be applied to future Canadian income taxes expires as follows:

Expiring in 2038 -	$272,000
2039-	$546,000
2040-	$457,000

The Company losses that may be applied to future US income taxes expires as follows:

Expiring in 2031 -	$31,000
2032-	$2,793,000
2033-	$202,000
2034-	$260,000
Losses without expiry dates -	$12,000

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Expressed in US dollars)

11.	Subsequent Events

On November 15,2021, the Company entered into a memorandum of understanding (“MOU”) with Pathogen Detection Systems, Inc. (“PDSI”), an Ontario corporation and the owner of TECTA solution, a United States Environmental Protection Agency approved microbiological water quality monitoring system. Under the terms of the MOU, the two companies will work together with the goal of having PDSI become the exclusive microbiological monitoring provider for all AQUAtap installations world-wide. At the same time, the Company agreed to purchase from PDSI, five TectraTM microbiological test instruments for $9,500. One additional instrument was subsequently purchased for $1.

On December 31, 2021, the creditors owning the convertible notes described in Note 4 agreed to cancel the outstanding debt owing to them and fully and irrevocably discharged the Company from any and all obligations associated with these debts.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness, as described below.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of March 11, 2022, the names, ages and positions of our directors and executive officers were as follows:

Name	Age	Position
John Balanko	62	Chairman, President, Chief Executive Officer, Director
Peter Miele	63	Vice President, Chief Financial Officer, Secretary, Director

John Balanko – Chairman, President, Chief Executive Officer, Director

Mr. Balanko was appointed as our Chairman, President, Chief Executive Officer and Director on January 6, 2012. Mr. Balanko co-founded Quest NV and has served as its Chairman, President and Chief Executive Officer since the company’s inception in October 2008.

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

Mr. Balanko has an extensive 30+ year entrepreneurial background in corporate finance, sales, marketing, contract and license negotiation, project management and business development. Over the past 25+ years, he has held executive positions with over a dozen private and public companies. Mr. Balanko’s diverse managerial and executive experience gives him unique insights into our business, relationships, challenges, opportunities and operations.

Peter Miele – Vice President, Chief Financial Officer, Secretary, Director

Mr. Miele was appointed as our Vice President, Secretary and Director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012. He also co-founded Quest NV and has served as its Executive Vice President and Director since the company’s inception in October 2008. Mr. Miele has over 30 years of entrepreneurial and executive experience and has been involved with public and private companies in strategic management framework, business development, marketing, design and branding, along with holding directorship and Corporate Development positions.

Mr. Miele previosly served as a member of the Board of Directors of Fibresources Corporation (now, AJA Ventures Inc.), a company formerly listed on the TSX Venture Exchange in Canada, from 2006 to 2020. In 2004, Mr. Miele was involved in the successful launch of a bottled water company. Innovative and creative, Mr. Miele was involved in the strategic and corporate development of the company’s overall corporate branding, as well as creating and facilitating the company’s marketing and production of new brands of bottled water products.

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

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to our principal executive officer and our most highly compensated other executive officer during the years ended December 31, 2020 and 2019. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year ended December 31	Salary ($)	Total ($)
John Balanko, Chief Executive Officer (1)	2020	205,000	205,000
	2019	192,000	192,000

Peter Miele, Chief Financial Officer (2)	2020	205,000	205,000
	2019	192,000	192,000

(1)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012 and has served as the Chairman, President and Chief Executive Officer of Quest NV since the company’s inception in October 2008.

(2)	Peter Miele was appointed as our Vice President, Secretary and Director on January 6, 2012 and our Chief Financial Officer on April 13, 2012, and has served as the Executive Vice President of Quest NV since the company’s inception in October 2008.

Outstanding Equity Awards at Fiscal Year-End

None.

Management Agreements

On November 1, 2011, Quest NV entered into management agreements with each of John Balanko and Peter Miele pursuant to which Quest NV was obligated to pay Mr. Balanko and Mr. Miele a base fee of $12,500 per month, in advance, from October 3, 2011 until November 1, 2016. The base fee has increased by approximately 5% per year since 2017, such that during the fiscal year ended December 31, 2020, it was approximately $17,085 per month. Either party may terminate the agreement upon written notice, but upon termination, each of Mr. Balanko and Mr. Miele are entitled to receive a termination fee equal to the sum of

●	the buy-out of any outstanding stock options of Quest NV for a price equal to the fair market value of the company’s common stock multiplied by the number of shares under options and less the exercise price thereof; plus

●	the greater of (i) the aggregate remaining base fees for the unexpired remainder of the term or (ii) one annual base fee plus one month of base fee for each year, or portion thereof, served after October 3, 2011.

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

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception on February 20, 2009 to December 31, 2020. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock and our Series A Voting Preferred Stock beneficially owned as of March 11, 2022 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	John Balanko (2) 2434 Nelson Avenue West Vancouver, British Columbia Canada V7V 4H6	20,150,000		23.7
Common Stock	Peter Miele (3) 2434 Nelson Avenue West Vancouver, British Columbia Canada V7V 4H6	20,550,000	(4)	24.1
All Officers and Directors as a Group		40,700,000		47.8
Series A Voting Preferred Stock (5)	John Balanko (2) 2434 Nelson Avenue West Vancouver, British Columbia Canada V7V 4H6	1		50
Series A Voting Preferred Stock (5)	Peter Miele (3) 2434 Nelson Avenue West Vancouver, British Columbia Canada V7V 4H6	1		50
All Officers and Directors as a Group		2		100

(1)	Based on 85,164,569 issued and outstanding shares of our common stock as of March 11, 2022.

(2)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012.

(3)	Peter Miele was appointed as our Vice President, Secretary and director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012.

(4)	Includes 20,150,000 shares of our common stock owned by Peter Miele directly, and 400,000 shares of our common stock owned by Anne Marie Miele, the spouse of Mr. Miele.

(6)	Each holder of our Series A Voting Preferred Stock is entitled to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Preferred Stock into a number equal to the quotient derived by dividing 0.4285 into the total number of votes of our common stock and any other capital stock of the Company (other than the Series A Voting Preferred Stock) having general voting rights. Holders of Series A Voting Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote. The holders of shares of our common stock and the holders of shares of any other capital stock of the Company having general voting rights shall vote together as one class on all matters submitted to a vote of our stockholders.

Changes in Control

As of March 11, 2022, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2020.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plans approved by security holders	-	-	-
Plans not approved by security holders	-	-	8,516,456 (1)

(1)	Represents unissued options to purchase shares of our common stock under the rolling 10% stock option plan we adopted on May 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2020, we owed $1,420,762 to John Balanko, our Chairman, President, Chief Executive Officer and director, which amount is unsecured, non-interest bearing and due on demand.

As of December 31, 2020, we owed $1,684,043 to Peter Miele, our Vice President, Chief Financial Officer, Secretary and director, which amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2020, we incurred a total of $205,000 (2019 - $384,000) in management fees to each of Mr. Balanko and Mr. Miele.

During the year ended December 31, 2020, we incurred $21,000 (2019 - $21,000) in rent to Mr. Miele.

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

Director Independence

The OTC Markets on which our common stock is quoted on does not have any director independence requirements. We currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, K.R. Margetson Ltd., in connection with the audit of our financial statements for the years ended December 31, 2020 and 2019, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2020 ($)	Year Ended December 31, 2019 ($)
Audit fees and audit-related fees	Nil	Nil
Tax fees	-	-
All other fees	-	-
Total	Nil	Nil

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

Item 15. Exhibits and Financial Statement Schedules

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

Item 16. Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2022	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Balanko	Chairman, President, Chief Executive Officer, Director	March 11, 2022
John Balanko

/s/ Peter Miele	Vice President, Chief Financial Officer, Secretary, Director	March 11, 2022
Peter Miele

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report covering the registrant’s last fiscal year has been sent to the registrant’s security holders, and no proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders with respect to any annual or other meeting of security holders.

The registrant does not anticipate furnishing such report or proxy material to security holders subsequent to the filing of this annual report.

