Form 10-Q
period 2021-03-31
Quest Water Global, Inc.
filed 2022-03-11
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

(888) 897-5536

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 11, 2022, the registrant’s outstanding common stock consisted of 85,164,569 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Quest Water Global, Inc.

Condensed Consolidated Financial Statements
Three Months Ended March 31, 2021

(Expressed in US dollars)

(unaudited – prepared by management)

3

QUEST WATER GLOBAL, INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited – prepared by management)

	March 31 2021	December 31 2020
	$	$

ASSETS

Current assets

Cash	4,658	4,715
Unbilled costs	–	112,724
	4,658	117,439

Investment in related company (Note 3)	7,220	7,220

Total assets	11,878	124,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	70,034	69,221
Convertible notes payable (Note 4)	175,000	175,000
Due to related company (Note 3)	33,964	183,964
Due to related parties (Note 5)	3,223,764	3,104,805

Total liabilities	3,502,762	3,532,990

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 2 shares issued and outstanding	1	1

Common stock, 95,000,000 shares authorized, $0.000001 par value, 85,164,569 issued and outstanding	85	85

Additional paid-in capital	6,332,748	6,332,748

Common stock issuable	40,025	40,025

Deficit	(9,863,743)	(9,781,190)

Total stockholders’ deficit	(3,490,884)	(3,408,331)

Total liabilities and stockholders’ deficit	11,878	124,659

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited – prepared by management)

	Three months ended March 31, 2021	Three months ended March 31, 2020
	$	$

Revenue (Note 3)	150,000	–

Cost of goods sold	112,724	–

Gross margin	37,276	–

Expenses

Advertising and promotion	–	336
Automotive	3,061	1,419
Management fees (Notes 4)	107,500	102,500
Office and miscellaneous	2,825	1,094
Professional fees	–	2,528
Rent (Note 4)	5,250	5,250
Telephone	805	377
Transfer agent and filing fees	388	1,703
Travel	–	3,006

Total expenses	119,829	118,213

Net loss and comprehensive loss	(82,553)	(118,213)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding, basic and diluted	85,164,569	85,164,569

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited – prepared by management)

	Preferred stock		Common stock		Additional paid-in	Common stock
	Number	Amount $	Number	Amount $	capital $	issuable $	Deficit $	Total $

Balance, December 31, 2020	2	1	85,164,569	85	6,332,748	40,025	(9,781,190)	(3,408,331)

Net loss for the period	–	–	–	–	–	–	(82,553)	(82,553)

Balance, March 31, 2021	2	1	85,164,569	85	6,332,748	40,025	(9,863,743)	(3,490,884)

Balance, December 31, 2019	2	1	85,164,569	85	6,332,748	40,025	(9,321,920)	(2,949,061)

Net loss for the period	–	–	–	–	–	–	(118,213)	(118,213)

Balance, March 31, 2020	2	1	85,164,569	85	6,332,748	40,025	(9,440,133)	(3,067,274)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited – prepared by management)

	Three months ended March 31, 2021	Three months ended March 31, 2020
	$	$

Operating Activities:

Net loss for the period	(82,553)	(118,213)

Changes in operating assets and liabilities:

Unbilled costs	112,724	(78,929)
Accounts payable and accrued liabilities	813	2,527
Due to related company	(150,000)	9,913
Due to related parties	118,959	142,832

Net cash used in operating activities	(57)	(41,870)

Change in cash	(57)	(41,870)

Cash, beginning of period	4,715	54,932

Cash, end of period	4,658	13,062

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in US dollars)

(unaudited – prepared by management))

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2021, the Company has a working capital deficiency of $3,498,104 of which $3,223,764 is owed to the two principal shareholders (Note 4), and an accumulated deficit of $9,863,743. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)	Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2020. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

(c)	Foreign Currency Translation

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

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in US dollars)

(unaudited – prepared by management))

2.	Summary of Significant Accounting Policies (continued)

(c)	Foreign Currency Translation (continued)

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

(d)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Investment in and Due to Related Company

The Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. In the year ended December 31, 2019, AQUAtap had a loss of $1,000 and the Company recorded a charge to its operation of $380. There have been no charges to operation in the three-month period ended March 31, 2021 or the year ended December 31, 2020.

As at December 31, 2020, AQUAtap had issued a sales order and advanced $183,964 (2019 - $174,051) to the Company in order to assist in the financing of the construction and delivery of certain of the Company’s products. The advances are non-interest bearing and due on demand. During the quarter ended March 31, 2021, the Company completed its first product sale and $150,000 was recorded that was charged to the liability, leaving a balance owing of $33,964.

4.	Convertible Notes Payable

(a)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and was due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal.

(b)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and was due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock.

5.	Related Party Transactions

(a)	As at March 31, 2021, a total of $1,476,966 (December 31, 2020 - $1,420,762) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at March 31, 2021, a total of $1,746,798 (December 31, 2020 - $1,684,043) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the three months ended March 31, 2021, the Company incurred a total of $107,500 (2020 - $102,500) in management fees to the President and the Vice President of the Company.

(d)	For the three months ended March 31, 2021, the Company incurred $5,250 (2020 - $5,250) in rent to the Vice President of the Company.

6.	Subsequent Events

On November 15, 2021, the Company entered into a memorandum of understanding (“MOU”) with Pathogen Detection Systems, Inc. (“PDSI”), an Ontario corporation and the owner of TECTA solution, a United States Environmental Protection Agency approved microbiological water quality monitoring system. Under the terms of the MOU, the two companies will work together with the goal of having PDSI become the exclusive microbiological monitoring provider for all AQUAtap installations world-wide. At the same time, the Company agreed to purchase from PDSI, five TectraTM microbiological test instruments for $9,500. One additional instrument was subsequently purchased for $1.

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

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended March 31, 2021. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

AQUAtap Global, Inc.

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

Results of Operations

For the Three Months Ended March 31, 2021

Revenue

We generated $150,000 in revenue during the three months ended March 31, 2021, whereas we did not generate any revenue during the same period the prior year. All of the revenue was attributable to a sales order and advance payment from AQUAtap Oasis Partnership S.A.R.L., and was offset by $112,724 in cost of goods sold, for a gross margin of $37,276. Notwithstanding the foregoing, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended March 31, 2021, we incurred $119,829 in total expenses, including $107,500 in management fees, $5,250 in rent, $3,061 in automotive expenses, $2,825 in office and miscellaneous expenses, $805 in telephone expenses and $388 in transfer agent and filing fees,. During the same period in the prior year, we incurred $118,213 in total expenses, including $102,500 in management fees, $5,250 in rent, $3,006 in travel expenses, $2,528 in professional fees, $1,703 in transfer agent and filing fees, $1,419 in automotive expenses, $1,094 in office and miscellaneous expenses, $377 in telephone expenses and $336 in advertising and promotion expenses. Our expenses were therefore relatively consistent between the two periods.

Net Loss

During the three months ended March 31, 2021, we incurred a net loss of $82,553, whereas we incurred a net loss of $118,213 during the same period in the prior year. We did not experience any net loss per share during the three months ended March 31, 2021 or 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had $4,658 in cash, $11,878 in total assets, $3,502,762 in total liabilities and a working capital deficiency of $3,498,104. As of that date, we also had an accumulated deficit of $9,863,743.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2022.

During the three months ended March 31, 2021, we spent $57 in net cash on operating activities, compared to $41,870 in net cash spending on operating activities during the same period in the prior year. The significant decrease in our net cash spending on operating activities during the three months ended March 31, 2021 was primarily attributable to the decrease in our net loss as described above.

We did not spend or receive any cash in respect of investing activities or financing activities during the three months ended March 31, 2021 or 2020.

During the three months ended March 31, 2021, our cash decreased by $57 as a result of our operating activities, from $4,715 to $4,658. As of March 31, 2021, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2021, we had a working capital deficiency of $3,498,104 and an accumulated deficit of $9,863,743. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

The Company’s consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Quest Water Solutions, Inc. (“Quest Nevada”), a company incorporated under the laws of the State of Nevada, Quest Nevada’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada; and its wholly-owned subsidiary, Heliosource, Inc., a company incorporated under the laws of the State of Nevada. All inter-company balances and transactions have been eliminated on consolidation.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

