Form 10-Q
period 2021-09-30
Quest Water Global, Inc.
filed 2022-03-11
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

2

Item 1. Financial Statements

Quest Water Global, Inc.

Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2021

(Expressed in US dollars)

(unaudited – prepared by management)

3

QUEST WATER GLOBAL, INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited – prepared by management)

	September 30 2021	December 31 2020
	$	$

ASSETS

Current assets

Cash	4,284	4,715
Unbilled costs	–	112,724
Prepaid expenses	7,541	–
	11,825	117,439

Investment in related company (Note3)	7,220	7,220

Total assets	19,045	124,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	55,056	69,221
Convertible notes payable (Note 4)	175,000	175,000
Due to related company (Note 3)	33,964	183,964
Due to related parties (Note 4)	3,494,554	3,104,805

Total liabilities	3,758,574	3,532,990

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock, 5,000,000 shares authorized, $0.000001 par value, 2 shares issued and outstanding	1	1

Common stock, 95,000,000 shares authorized, $0.000001 par value, 85,164,569 issued and outstanding	85	85

Additional paid-in capital	6,332,748	6,332,748

Common stock issuable	40,025	40,025

Deficit	(10,112,388)	(9,781,190)

Total stockholders’ deficit	(3,739,529)	(3,408,331)

Total liabilities and stockholders’ deficit	19,045	124,659

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited – prepared by management)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
	$	$	$	$

Revenue	790	–	150,790	–

Cost of goods sold	1,050	–	113,774	–

Gross margin	(260)	–	37,016	–

Expenses

Advertising and promotion	–	137	–	473
Automotive	2,307	1,611	7,111	6,034
Consulting fees	771	–	771	–
Management fees (Note 4)	107,500	102,500	322,500	307,500
Office and miscellaneous	(880)	5,640	3,342	7,781
Professional fees	8,884	–	9,271	2,528
Rent (Note 4)	5,250	5,250	15,750	15,750
Telephone	712	722	2,350	1,423
Transfer agent and filing fees	6,487	146	7,119	1,995
Travel	–	–	–	3,006

Total expenses	131,031	116,006	368,214	346,490

Net loss and comprehensive loss	(131,291)	(116,006)	(331,198)	(346,490)

Net loss per share, basic and diluted	–	–	–	–

Weighted average number of shares outstanding, basic and diluted	85,164,569	85,164,569	85,164,569	85,164,569

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited – prepared by management)

	Preferred stock		Common stock		Additional paid-in	Common stock
	Number	Amount $	Number	Amount $	capital $	issuable $	Deficit $	Total $

Balance, December 31, 2020	2	1	85,164,569	85	6,332,748	40,025	(9,781,190)	(3,408,331)

Net loss for the period	–	–	–	–	–	–	(82,553)	(82553)

Balance, March 31, 2021	2	1	85,164,569	85	6,332,748	40,025	(9,863,743)	(3,490,884)

Net loss for the period	–	–	–	–	–	–	(117,354)	(117,354)

Balance, June 30, 2021	2	1	85,164,569	85	6,332,748	40,025	(9,981,097)	(3,608,238)

Net loss for the period	–	–	–	–	–	–	(131,291)	(131,291)

Balance, September 30, 2021	2	1	85,164,569	85	6,332,748	40,025	(10,112,388)	(3,739,529)

Balance, December 31, 2019	2	1	85,164,569	85	6,332,748	40,025	(9,321,920)	(2,949,061)

Net loss for the period	–	–	–	–	–	–	(118,213)	(118,213)

Balance, March 31, 2020	2	1	85,164,569	85	6,332,748	40,025	(9,440,133)	(3,067,274)

Net loss for the period	–	–	–	–	–	–	(112,271)	(112,271)

Balance, June 30, 2020	2	1	85,164,569	85	6,332,748	40,025	(9,552,404)	(3,179,545)

Net loss for the period	–	–	–	–	–	–	(116,006)	(116,006)

Balance, September 30, 2020	2	1	85,164,569	85	6,332,748	40,025	(9,668,410)	(3,295,551)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited – prepared by management)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
	$	$

Operating Activities:

Net loss for the period	(331,198)	(346,490)

Changes in operating assets and liabilities:

Unbilled costs	112,724	(78,929)
Prepaid expenses	(7,541)	–
Accounts payable and accrued liabilities	(14,165)	2,527
Due to related company	(150,000)	9,913
Due to related parties	389,749	362,819

Net cash used in operating activities	(431)	(50,160)

Change in cash	(431)	(50,160)

Cash, beginning of period	4,715	54,932

Cash, end of period	4,284	4,772

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2021

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2021, the Company has a working capital deficiency of $3,746,749 of which $3,494,554 is owed to the two principal shareholders (Note 4), and an accumulated deficit of $10,112,388. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Nine Months Ended September 30, 2021

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

The Company invested $7,600 in AQUAtap Oasis Partnership S.A.R. L., (“AQUAtap”) a limited liability company domiciled in the Democratic Republic of the Congo and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. In the year ended December 31, 2019, AQUAtap had a loss of $1,000 and the Company recorded a charge to its operation of $380. There have been no charges to operation in the nine-month period ended September 30, 2021 or the year ended December 31, 2020.

As at December 31, 2020, AQUAtap had issued a sales order and advanced $183,964 (2019 - $174,051) to the Company in order to assist in the financing of the construction and delivery certain of the Company’s products. The advances are non-interest bearing and due on demand. During the period ended September 30, 2021, the Company completed its first product sale and $150,000 was recorded that was charged to the liability, leaving a balance owing of $33,964.

4.	Convertible Notes Payable

(a)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and was due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal.

(b)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and was due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock.

5.	Related Party Transactions

(a)	As at September 30, 2021, a total of $1,625,457 (December 31, 2020 - $1,420,762) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at September 30, 2021, a total of $1,869,097 (December 31, 2020 - $1,684,043) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the nine months ended September 30, 2021, the Company incurred a total of $322,500 (2020 - $307,500) in management fees to the President and the Vice President of the Company.

(d)	For the nine months ended September 30, 2021, the Company incurred $15,750 (2020 - $15,750) in rent to the Vice President of the Company.

6.	Subsequent Events

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

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended September 30, 2021. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended September 30, 2021

Revenue

We generated $790 in revenue during the three months ended September 30, 2021, whereas we did not generate any revenue during the same period in the prior year. The revenue was offset by $1,050 in cost of goods sold, for a gross margin of $(260). We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2021, we incurred $131,031 in total expenses, including $107,500 in management fees, $8,884 in professional fees, $6,487 in transfer agent and filing fees, $5,250 in rent, $2,307 in automotive expenses, $771 in consulting fees and $712 in telephone expenses, as offset by an $880 office and miscellaneous expense recovery. During the same period in the prior year, we incurred $116,006 in total expenses, including $102,500 in management fees, $5,640 office and miscellaneous expenses, $5,250 in rent, $1,611 in automotive expenses, $722 in telephone expenses $146 in transfer agent and filing fees and $137 in advertising and promotion expenses. Except for the minor increases in our professional fees and transfer agent and filing fees, our expenses were relatively consistent between the two periods.

Net Loss

During the three months ended September 30, 2021, we incurred a net loss of $131,291, whereas we incurred a net loss of $116,006 during the same period in the prior year. We did not experience any net loss per share during the three months ended September 30, 2021 or 2020.

For the Nine Months Ended September 30, 2021

Revenue

We generated $150,790 in revenue during the nine months ended September 30, 2021, whereas we did not generate any revenue during the same period in the prior year. Substantially all of the revenue was attributable to a sales order and advance payment from AQUAtap Oasis Partnership S.A.R.L., and was offset by $113,774 in cost of goods sold, for a gross margin of $37,016. Notwithstanding the foregoing, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the nine months ended September 30, 2021, we incurred $368,214 in total expenses, including $322,500 in management fees, $15,750 in rent, $9,271 in professional fees, $7,119 in transfer agent and filing fees, $7,111 in automotive expenses, $3,342 in office and miscellaneous expenses, $2,350 in telephone expenses and $771 in consulting fees. During the same period in the prior year, we incurred $346,490 in total expenses, including $307,500 in management fees, $15,750 in rent, $6,034 in automotive expenses, $7,781 in office and miscellaneous expenses, $3,006 in travel expenses, $2,528 in professional fees, $1,995 in transfer agent and filing fees, $1,423 in telephone expenses and $473 in advertising and promotion expenses. Our expenses were therefore relatively consistent between the two periods.

Net Loss

During the nine months ended September 30, 2021, we incurred a net loss of $331,198, whereas we incurred a net loss of $346,490 during the same period in the prior year. We did not experience any net loss per share during the nine months ended September 30, 2021 or 2020

Liquidity and Capital Resources

As of September 30, 2021, we had $4,284 in cash, $19,045 in total assets, $3,758,574 in total liabilities and a working capital deficiency of $3,746,749. As of that date, we also had an accumulated deficit of $10,112,388.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2022.

During the nine months ended September 30, 2021, we spent $431 in net cash on operating activities, compared to $50,160 in net cash spending on operating activities during the same period in the prior year. The significant decrease in our net cash spending on operating activities during the nine months ended September 30, 2021 was primarily attributable to the decrease in our net loss as described above, as well as certain changes in our operating assets and liabilities, notably the “due to related company” and “unbilled costs” balances.

We did not spend or receive any cash in respect of investing activities or financing activities during the nine months ended September 30, 2021 or 2020.

During the nine months ended September 30, 2021, our cash decreased by $431 as a result of our operating activities, from $4,715 to $4,284. As of September 30, 2021, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at September 30, 2021, we had a working capital deficiency of $3,746,749 and an accumulated deficit of $10,112,388. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this quarterly report.

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2022	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

