Form 10-K
period 2021-12-31
Quest Water Global, Inc.
filed 2022-04-15
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,892,008.195, based on 44,464,569 shares of common stock and a price per share of $0.155 as of June 30, 2021

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 85,164,569 as of April 15, 2022

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

This annual report includes our audited consolidated financial statements as at and for the years ended December 31, 2021 and 2020. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at Suite 209 – 828 Harbourside Drive, North Vancouver, British Columbia, Canada . Previously, our principal executive office was located at 2434 Nelson Avenue, West Vancouver, British Columbia, Canada, which space we leased from our Vice President at a cost of $1,750 per month. We believe that our current office is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

As of April 15, 2022, there were 85,164,569 shares of our common stock issued and outstanding. As of that date, we did not have any outstanding options or warrants to purchase shares of our common stock, or any other securities convertible into shares of our common stock.

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

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Pink
Quarter Ended	High ($)	Low ($)
December 31, 2021	0.17	0.0706
September 30, 2021	0.24	0.05
June 30, 2021	0.25	0.0666
March 31, 2021	0.2465	0.0249
December 31, 2020	0.0589	0.0201
September 30, 2020	0.0625	0.033
June 30, 2020	0.0768	0.031
March 31, 2020	0.15	0.05

Holders

As of April 15, 2022, there were approximately 60 registered holders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2021.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended December 31, 2021.

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

Results of Operations

Revenue

We generated $150,000 in revenue during the year ended December 31, 2021, whereas we did not generate any revenue during the same period in the prior year. All of the revenue was attributable to a sales order and advance payment from AQUAtap Oasis Partnership S.A.R.L., and was offset by $112,764 in cost of goods sold, for a gross profit of $37,236. Notwithstanding the foregoing, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the year ended December 31, 2021, we incurred $524,586 in total expenses, including $430,000 in management fees, $46,777 in professional fees, $21,000 in rent, $8,824 in automotive expenses, $7,933 in office and miscellaneous expenses, $7,120 in transfer agent and filing fees and $2,932 in telephone expenses.

During the prior year, we incurred $459,270 in total expenses, including $410,000 in management fees, $21,000 in rent, $9,902 in office and miscellaneous expenses, $7,593 in automotive expenses, $3,006 in our travel expenses, $2,850 in transfer agent and filing fees, $2,528 in professional fees and $2,391 in telephone expenses.

The increase of $65,316 or approximately 14% in our total expenses between 2020 and 2021 largely resulted from the increase in our professional fees from year-to-year.

Other Income

During the year ended December 31, 2021, certain creditors owning an aggregate of $175,000 in convertible notes we previously issued agreed to cancel the notes for nominal consideration, resulting in the forgiveness of debt in an identical amount. In addition, we reversed an aggregate of $50,306 in previously recorded accounts payable that we determined were uncollectable by the applicable creditors.

Net Loss

During the year ended December 31, 2021, we incurred a net loss of $262,044, whereas we incurred a net loss of $459,270 (equal to our total expenses) during the prior year. Our net loss per share during those two years was Nil and $0.01, respectively.

Liquidity and Capital Resources

As of December 31, 2021, we had $4,227 in cash, $11,447 in total assets, $3,681,822 in total liabilities and a working capital deficit of $3,677,595. As of December 31, 2021 we had an accumulated deficit of $10,003,209.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2022.

During the year ended December 31, 2021, we used $528,441 in net cash on operating activities, compared to $535,731 in net cash use on operating activities during the prior year. Our net cash spending on operating activities during the two fiscal years was therefore reasonably consistent.

We did not use any net cash on investing activities during the years ended December 31, 2021 or 2020.

We received $527,953 in net cash from financing activities during the year ended December 31, 2021, all of which was in the form of advances from related parties. During the year ended December 31, 2020, we received $485,514 in net cash from financing activities, substantially all of which was in the form of advances from related parties.

During the year ended December 31, 2021, our cash decreased by $488 as a result of our operating and financing activities, from $4,715 to $4,227. As of December 31, 2021, we did not have sufficient cash resources to meet our operating expenses for even one month based on our then-current burn rate. However, we have continued to rely on advances from related parties to continue operating and expect to do so for the foreseeable future.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2021, we had a working capital deficit of $3,677,595 and an accumulated deficit of $10,003,209. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

Our consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. Our consolidated financial statements include the accounts of the Company; the Company’s wholly-owned subsidiaries Quest Water Solutions, Inc., a company incorporated under the laws of the State of Nevada (“Quest Nevada”), and AQUAtap Global, Inc., a company incorporated under the laws of the State of Wyoming (“AQUAtap WY”); Quest Nevada’s wholly-owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the Province of British Columbia, Canada (“Quest BC”); AQUAtap WY’s wholly-owned subsidiary, AQUAtap Global Investments Inc., a company incorporated under the laws of the Province of British Columbia, Canada; and Quest BC’s wholly-owned inactive subsidiary, Heliosource, Inc., a company incorporated under the laws of the State of Nevada. All inter-company balances and transactions have been eliminated on consolidation.

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

The Company’s integrated foreign subsidiaries are financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into US dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in the consolidated statement of operations.

Investments

The Company accounts for its investments in other entities by following ASC 323, Investments, “Equity Method and Joint Ventures” whereby equity investments of 20% or greater but less than control are accounted for using the equity method. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

Should the Company exercise significant influence, the investment might be accounted for as a variable interest entity which would require consolidation and recognition of a non-controlling interest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

QUEST WATER GLOBAL, INC.

Consolidated Financial Statements
Years Ended December 31, 2021 and 2020

(Expressed in US dollars)

K. R. MARGETSON LTD.	Chartered Professional Accountant
331 East 5th Street	Tel: 604.220.7704
North Vancouver BC V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Water Global, Inc.:

Opinion on the financial statements

I have audited the accompanying balance sheets of Quest Water Global, Inc. as of December 31, 2021 and 2020 and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years then ended and the related notes (collectively referred to as the “financial statements’). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

I have served as the Company’s auditor since 2021.

/s/ K. R. Margetson Ltd.

Chartered Professional Accountant

North Vancouver, BC

Canada

April 15, 2022

QUEST WATER GLOBAL, INC.

Consolidated Balance Sheets

(Expressed in US dollars)

		December 31, 2020
	December 31,	Restated
	2021	(Note 12)
	$	$

ASSETS
Current assets
Cash	4,227	4,715
Unbilled costs	–	112,724
	4,227	117,439
Investment (Note 3)	7,220	7,220
Total assets	11,447	124,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	15,100	69,221
Convertible notes payable (Note 4)	–	175,000
Due to related company (Note 3)	33,964	183,964
Due to related parties (Note 5)	3,632,758	3,104,805
Total liabilities	3,681,822	3,532,990

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 95,000,000 shares authorized, $0.000001 par value 85,164,569 issued and outstanding	85	85
Additional paid-in capital	6,332,748	6,332,748
Deficit, as restated (Note 12)	(10,003,209)	(9,741,165)
Total stockholders’ deficit	(3,670,375)	(3,408,331)
Total liabilities and stockholders’ deficit	11,447	124,659

Nature of Operations and Continuance of Business (Note 1) Commitments (Note 9)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

	Year ended December 31, 2021	Year ended December 31, 2020
	$	$

Sales	150,000	–
Cost of goods sold	112,764	–
Gross profit	37,236	–

Expenses
Automotive	8,824	7,593
Management fees (Note 5)	430,000	410,000
Office and miscellaneous (Note 13)	7,933	9,902
Professional fees	46,777	2,528
Rent (Note 5)	21,000	21,000
Telephone	2,932	2,391
Transfer agent and filing fees	7,120	2,850
Travel	–	3,006
Total expenses	524,586	459,270
Loss before other income	(487,350)	(459,270)
Other income
Reversal of accounts payable (Note 10)	50,306	–
Forgiveness of debt (Note 4)	175,000	–
Net loss and comprehensive loss	(262,044)	(459,270)
Net loss per share, basic and diluted	–	(0.01)
Weighted average number of shares outstanding, basic and diluted	85,164,569	85,164,569

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in US dollars)

	Preferred stock		Common stock		Additional paid-in	Common stock
	Number	Amount $	Number	Amount $	capital $	issuable $	Deficit $	Total $
Balance, December 31, 2020, as restated (Note 12)	2	1	85,164,569	85	6,332,748	–	(9,281,895)	(2,949,061)
Net loss for the year	–	–	–	–	–	–	(459,270)	(459,270)
Balance, December 31, 2020, as restated (Note 12)	2	1	85,164,569	85	6,332,748	–	(9,741,165)	(3,408,331)
Net loss for the year	–	–	–	–	–	–	(262,044)	(262,044)
Balance, December 31, 2021	2	1	85,164,569	85	6,332,748	–	(10,003,209)	(3,670,375)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended December 31, 2021	Year ended December 31, 2020
	$	$

Operating Activities:
Net loss for the year	(262,044)	(459,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Reversal of accounts payable	(50,306)	–
Forgiveness of debt	(175,000)	–
Changes in operating assets and liabilities:
Unbilled costs	112,724	(78,929)
Accounts payable and accrued liabilities	(3,815)	2,468
Due to related parties	(150,000)	–
Net cash used in operating activities	(528,441)	(535,731)
Financing Activities:
Advances from related company	–	9,913
Advances from related parties	527,953	475,601
Net cash provided by financing activities	527,953	485,514
Change in cash	(488)	(50,217)
Cash, beginning of year	4,715	54,932
Cash, end of year	4,227	4,715
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2021, the Company has a working capital deficiency of $3,677,595 of which $3,632,758 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $10,003,209. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. These consolidated financial statements include the accounts of the Company; the Company’s wholly-owned subsidiaries Quest Water Solutions, Inc., a company incorporated under the laws of the State of Nevada (“Quest Nevada”), and AQUAtap Global, Inc., a company incorporated under the laws of the State of Wyoming (“AQUAtap WY”); Quest Nevada’s wholly-owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the Province of British Columbia, Canada (“Quest BC”); AQUAtap WY’s wholly-owned subsidiary, AQUAtap Global Investments Inc., a company incorporated under the laws of the Province of British Columbia, Canada; and Quest BC’s wholly-owned inactive subsidiary, Heliosource, Inc., a company incorporated under the laws of the State of Nevada. All inter-company balances and transactions have been eliminated on consolidation.

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

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(c)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

(d)	Financial Instruments and Fair Value Measures

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

(e)	Foreign Currency Translation

The Company’s functional currency is US dollars. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in the consolidated statement of operations.

The Company’s integrated foreign subsidiaries are financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into US dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in the consolidated statement of operations.

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(f)	Investments

The Company accounts for its investments in other entities by following ASC 323, Investments, “Equity Method and Joint Ventures” whereby equity investments of 20% or greater but less than control are accounted for using the equity method. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

Should the Company exercise significant influence, the investment might be accounted for as a variable interest entity which would require consolidation and recognition of a non-controlling interest.

(g)	Convertible Notes Payable

The Company follow ASC 470-20, “Debt with Conversion and Other Options when accounting for the issuance of convertible notes. ASC 470-20 requires the entity to recognize the intrinsic value of embedded beneficial conversion features at the time of issuance by recording an increase in additional paid in capital and reducing the face value of the debt. This debt is accreted over its term by charging other expense on the statement of operations.

(h)	Revenue Recognition

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

Revenue Service Type

The Company has one revenue source – sale of water technology equipment. The Company recognizes revenue for goods transferred at a point in time.

(i)	Stock-based Compensation

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

(j)	Loss Per Share

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

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(k)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at December 31, 2021 and 2020, the Company had no items representing comprehensive income or loss.

(l)	Correction of an error in previously issued financial statement

The Company follows ASC Topic 250, Accounting changes and error corrections when accounting for accounting changes and errors in previously issued financial statements. The former is a change in accounting principle, accounting estimates, or in reporting entity. The latter is an error in recognition, measurement, presentation or disclosure in financial statements arising from mathematical mistakes, mistakes in the application of generally accepted accounting principles or oversight or misuse of facts that existed at the time the financial statements were prepared. This guidance requires retroactive application unless it is impractical to do so, in which case reasons for the impracticality must be stated.

(m)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Investment In and Due to Related Company

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. AQUAtap did not have and income or losses In the years ended December 31, 2021 and 2020

As at December 31, 2020, AQUAtap had advanced $183,964 to the Company in order to assist in the financing, for construction and delivery of certain of the Company’s products. Of that amount, $150,000 represented a prepayment of the sale by the ultimate purchaser. During the year ended December 31, 2021, the sale was completed and the Company recorded the prepayment as a sale. Accordingly, as at December 31, 2021, the account was reduced by $150,000 with the balance of $33,964 is still owed to AQUAtap. The advances are non-interest bearing and due on demand.

4.	Convertible Notes Payable

(a)	On May 9, 2012, the Company received proceeds of $150,000 and issued a convertible note which is non-interest bearing, unsecured, and was due on May 9, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock, which must not be less than $25,000 of unpaid principal. On December 31, 2021, the creditor owning this convertible note agreed to cancel the outstanding debt owing to them and fully and irrevocably discharged the Company from any and all obligations associated with this debt.

(b)	On July 30, 2012, the Company received proceeds of $25,000 and issued a convertible note which is non-interest bearing, unsecured, and was due on July 30, 2014. The unpaid amount can be converted at any time at the holder’s option at $0.50 per share of common stock. On December 31, 2021, the creditor owning this convertible note agreed to cancel the outstanding debt owing to them and fully and irrevocably discharged the Company from any and all obligations associated with this debt.

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

(Expressed in US dollars)

5. Related Party Transactions

(a)	As at December 31, 2021, a total of $1,703,755 (2020 - $1,420,762) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at December 31, 2021, a total of $1,929,003 (2020 - $1,684,043) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the year ended December 31, 2021, the Company incurred a total of $430,000 (2019 - $410,000) in management fees to the President and the Vice President of the Company.

(d)	For the year ended December 31, 2021, the Company incurred $21,000 (2020 - $21,000) in rent to the Vice President of the Company.

6. Common Stock

Authorized:

Preferred stock, 5,000,000 shares authorized, $0.000001 par value

Common stock, 95,000,000 shares authorized, $0.000001 par value, 85,164,569 issued and outstanding

Issued:

Preferred stock – 2 shares

Common stock – 85,164,569 shares

The Company did not issue any shares of preferred stock or common stock during the years ending December 31, 2021 or 2020.

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

As at December 31, 2021, the Company had no stock options outstanding.

8. Operating Segment

The Company has only one operating segment, that being the construction and distribution of water equipment that provides drinking water to areas of the world where water and/or infrastructure is scarce. Currently the only customer is a related company in the Democratic Republic of Congo.

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

On November 15, 2021, the Company entered into a memorandum of understanding (“MOU”) with Pathogen Detection Systems, Inc. (“PDSI”), an Ontario corporation and the owner of TECTA solution, a United States Environmental Protection Agency-approved microbiological water quality monitoring system. Pursuant to the MOU, the parties agreed to work together to achieve a series of objectives, including having PDSI become the exclusive microbiological monitoring provider for all AQUAtap installations worldwide. Also pursuant to the MOU, the Company agreed to immediately purchase one TECTA system from PDSI for $1, and committed to purchasing a minimum of five additional TECTA systems from PDSI over the following six months at a price of $8,750 per system, plus related testing equipment.

The MOU contemplates that the parties will enter into a formal, binding agreement to document their relationship within 90 days of the date of the MOU. As of December 31, 2021, the terms of the formal agreement had not yet been negotiated.

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

(Expressed in US dollars)

10. Reversal of Accounts Payable

In the years prior to December 31, 2021, certain unsecured creditors of the Company lost the ability to enforce the collection of debts through legal means under applicable statutes of limitation. During the year ended December 31, 2021, recognizing that it was unlikely these creditors would be paid, the Company reversed previously recorded accounts payable of $50,206.

11. Income Taxes

The Company is subject to US federal and state income taxes at a rate of 21%. Its Canadian subsidiaries are subject to federal and provincial income taxes at a statutory rate of 27%. The reconciliation of the provision for income taxes at the consolidated corporate tax rate compared to the Company’s income tax expense as reported is as follows:

	2021 $	2020 $

Net loss per financial statements	(262,044)	(459,270)
Income tax recovery at statutory rate	(55,000)	(96,000)
Impact of different foreign statutory rates on earnings of subsidiaries	(24,000)	(28,000)
True-up prior year differences	(27,000)	-
Increase in unrecognized tax benefits	106,000	124,000
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2021 and 2020 are as follows:

	2021 $	2020 $

Net operating losses carried forward	1,143,000	1,037,000
Valuation allowance	(1,143,000)	(1,037,000)
Net deferred income tax asset	–	–

The Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The Company’s carry-forward losses that may be applied to future Canadian income taxes expires as follows:

Expiring in 2038-	$272,000
2039-	$546,000
2040-	$457,000
2041-	$392,000

The Company losses that may be applied to future US income taxes expires as follows:

Expiring in 2032-	$2,829,000
2033-	$202,000
2034-	$260,000
Losses without expiry dates -	$13,000

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

(Expressed in US dollars)

12. Correction of Previously Issued Financial Statements

During the year ended December 31, 2014, the Company entered into consulting and marketing agreements whereby it committed to issue 500,000 shares of common stock with a fair value of $40,025. The services contemplated under the agreements were never provided or completed and the obligation of the Company to issue the shares should have been reversed in the following year.

The following changes reflect the adjustment of $40,025 made retroactively to the prior year’s consolidated financial statements:

Consolidated Statement of Stockholders’ Deficit

	Common stock issuable	Deficit	Total Stockholder’s Deficit
	$	$	$

Balance, December 31, 2019, as previously stated	40,025	(9,321,920)	(2,949,061)
Adjustment	(40,025)	40,025	–
Balance, December 31, 2019, as restated	–	(9,281,895)	(2,949,061)

Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Deficit

Balance, December 31, 2020, as previously stated	40,025	(9,781,190)	(3,408,331)
Adjustment	(40,025)	40,025	–
Balance, December 31, 2020, as restated	–	(9,741,165)	(3,408,331)

13. Financial Statement Presentation

Certain 2020 accounts have been reclassified to conform with the presentation used in 2021. Advertising and promotion expenses of $473 have been eliminated and reclassified to Office and miscellaneous, increasing that account from $9,492 to $9,902.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness, as described below.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of April 15, 2022, the names, ages and positions of our directors and executive officers were as follows:

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

Summary Compensation Table
Name and Principal Position	Year ended December 31	Salary ($)	Total ($)
John Balanko, Chief	2021	215,000	215,000
Executive Officer (1)	2020	205,000	205,000
Peter Miele, Chief	2021	215,000	215,000
Financial Officer (2)	2020	205,000	205,000

(1)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012 and has served as the Chairman, President and Chief Executive Officer of Quest NV since the company’s inception in October 2008.

(2)	Peter Miele was appointed as our Vice President, Secretary and Director on January 6, 2012 and our Chief Financial Officer on April 13, 2012, and has served as the Executive Vice President of Quest NV since the company’s inception in October 2008.

Outstanding Equity Awards at Fiscal Year-End

None.

Management Agreements

On November 1, 2011, Quest NV entered into management agreements with each of John Balanko and Peter Miele pursuant to which Quest NV was obligated to pay Mr. Balanko and Mr. Miele a base fee of $12,500 per month, in advance, from October 3, 2011 until November 1, 2016. The base fee has increased by approximately 5% per year since 2017, such that during the fiscal year ended December 31, 2021, it was approximately $17,917 per month. Either party may terminate the agreement upon written notice, but upon termination, each of Mr. Balanko and Mr. Miele are entitled to receive a termination fee equal to the sum of

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

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception on February 20, 2009 to December 31, 2021. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock and our Series A Voting Preferred Stock beneficially owned as of April 15, 2022 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	John Balanko (2) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	20,150,000	23.7
Common Stock	Peter Miele (3) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	20,550,000 (4)	24.1
All Officers and Directors as a Group		40,700,000	47.8
Series A Voting Preferred Stock (5)	John Balanko (2) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	1	50
Series A Voting Preferred Stock (5)	Peter Miele (3) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	1	50
All Officers and Directors as a Group		2	100

(1)	Based on 85,164,569 issued and outstanding shares of our common stock as of April 15, 2022.

(2)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012.

(3)	Peter Miele was appointed as our Vice President, Secretary and director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012.

(4)	Includes 20,150,000 shares of our common stock owned by Peter Miele directly, and 400,000 shares of our common stock owned by Anne Marie Miele, the spouse of Mr. Miele.

(5)	Each holder of our Series A Voting Preferred Stock is entitled to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Preferred Stock into a number equal to the quotient derived by dividing 0.4285 into the total number of votes of our common stock and any other capital stock of the Company (other than the Series A Voting Preferred Stock) having general voting rights. Holders of Series A Voting Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote. The holders of shares of our common stock and the holders of shares of any other capital stock of the Company having general voting rights shall vote together as one class on all matters submitted to a vote of our stockholders.

Changes in Control

As of April 15, 2022, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2021.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2021, we owed $1,703,755 to John Balanko, our Chairman, President, Chief Executive Officer and director, which amount is unsecured, non-interest bearing and due on demand.

As of December 31, 2021, we owed $1,929,003 to Peter Miele, our Vice President, Chief Financial Officer, Secretary and director, which amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2021, we incurred a total of $215,000 (2020 - $205,000) in management fees to each of Mr. Balanko and Mr. Miele.

During the year ended December 31, 2021, we incurred $21,000 (2020 - $21,000) in rent to Mr. Miele.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, K.R. Margetson Ltd., in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2021 ($)	Year Ended December 31, 2020 ($)
Audit fees and audit-related fees	12,000	13,950
Tax fees	-	-
All other fees	-	-
Total	12,000	13,950

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

Date: April 15, 2022	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Balanko	Chairman, President, Chief Executive Officer, Director	April 15, 2022
John Balanko

/s/ Peter Miele	Vice President, Chief Financial Officer, Secretary, Director	April 15, 2022
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

