Form 10-Q
period 2022-03-31
Quest Water Global, Inc.
filed 2022-05-20
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 20, 2022, the registrant’s outstanding common stock consisted of 85,164,569 shares.

2

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

(Unaudited – Prepared by Management)

Index

Condensed Consolidated Interim Balance Sheets	F-1

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-2

Condensed Consolidated Interim Statements of Stockholders’ Deficit	F-3

Condensed Consolidated Interim Statements of Cash Flows	F-4

Notes to the Condensed Consolidated Interim Financial Statements	F-5 to F-6

3

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$4,170	$4,227
Prepaids	10,123	-
	14,293	4,227
Investment (Note 3)	7,220	7,220
Total assets	$21,513	$11,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$15,054	$15,100
Due to related company (Note 3)	26,006	33,964
Due to related parties (Note 4)	3,795,463	3,632,758
Total liabilities	3,836,523	3,681,822

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 95,000,000 shares authorized, $0.000001 par value 85,164,569 issued and outstanding	85	85
Additional paid-in capital	6,332,748	6,332,748
Deficit	(10,147,844)	(10,003,209)
Total stockholders’ deficit	(3,815,010)	(3,670,375)
Total liabilities and stockholders’ deficit	$21,513	$11,447

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	For the three	For the three
	months ended	months ended
	March 31, 2022	March 31, 2021

Sales	$-	$150,000
Cost of goods sold	-	112,724
Gross profit	-	37,276

Expenses
Automotive	2,645	3,061
Management fees (Note 4)	112,500	107,500
Office and miscellaneous	1,690	2,825
Professional fees	13,781	-
Rent (Note 4)	5,250	5,250
Telephone	963	805
Transfer agent and filing fees	7,806	388
Total expenses	144,635	119,829

Net loss and comprehensive loss	$(144,635)	$(82,553)

Net loss per share, basic and diluted	(0.002)	(0.001)
Weighted average number of shares outstanding, basic and diluted	85,164,569	85,164,569

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholder’s Deficit

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	Preferred stock		Common stock		Additional paid-in
	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $

Balance, December 31, 2021	2	1	85,164,569	85	6,332,748	(10,003,209)	(3,670,375)
Net loss for the period	–	–	–	–	–	(144,635)	(144,635)

Balance, March 31, 2022	2	1	85,164,569	85	6,332,748	(10,147,844)	(3,815,010)

	Preferred stock		Common stock		Additional paid-in
	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $

Balance, December 31, 2020
As restated (Note 5)	2	1	85,164,569	85	6,332,748	(9,741,165)	(3,408,331)
Net loss for the period	–	–	–	–	–	(82,553)	(82,553)

Balance, March 31, 2021	2	1	85,164,569	85	6,332,748	(9,823,718)	(3,490,884)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	Three months ended	Three months ended
	March 31,	March 31,
	2022	2021

Operating Activities:
Net loss for the period	$(144,635)	$(82,553)

Changes in operating assets and liabilities:
Prepaids	(10,123)	-
Unbilled costs	-	112,724
Accounts payable and accrued liabilities	(46)	813
Due to related company	(7,958)	(150,000)
Due to related parties	162,705	118,959

Net cash used in operating activities	(57)	(57)

Change in cash	(57)	(57)
Cash, beginning of period	4,227	4,715

Cash, end of period	$4,170	$4,658

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

Three Months Ended March 31, 2022

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

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

These consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2022, the Company has a working capital deficiency of $3,822,230 of which $3,795,463 is owed to the two principal shareholders (Note 4), and an accumulated deficit of $10,147,844. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

These consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. These consolidated financial statements include the accounts of the Company; the Company’s wholly-owned subsidiaries Quest Water Solutions, Inc., a company incorporated under the laws of the State of Nevada (“Quest Nevada”), and AQUAtap Global, Inc., a company incorporated under the laws of the State of Wyoming; and Quest Nevada’s wholly-owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the Province of British Columbia, Canada. All inter-company balances and transactions have been eliminated on consolidation.

(b)	Interim Financial Statements

The accompanying condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2021. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

Three Months Ended March 31, 2022

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

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

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. AQUAtap did not have and income or losses for the period ended March 31, 2022 or in the years ended December 31, 2021 and 2020.

As at December 31, 2020, AQUAtap had advanced $183,964 to the Company in order to assist in the financing, for construction and delivery of certain of the Company’s products. Of that amount, $150,000 represented a prepayment of the sale by the ultimate purchaser. During the year ended December 31, 2021, the sale was completed and the Company recorded the prepayment as a sale. Accordingly, as at December 31, 2021, the account was reduced by $150,000 to a balance of $33,964. During the period ended March 31, 2022, the Company advanced $7,958 to AQUAtap reducing the balance owing to $26,006. The advances are non-interest bearing and due on demand.

4.	Related Party Transactions

(a)	As at March 31, 2022, a total of $1,803,560 (December 31, 2021 - $1,703,755) is owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at March 31, 2022, a total of $1,991,903 (December 31, 2021 - $1,929,003) is owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the three months ended March 31, 2022, the Company incurred a total of $112,500 (December 31, 2021 - $430,000) in management fees to the President and the Vice President of the Company.

(d)	For the three months ended March 31, 2022, the Company incurred $5,250 (December 31, 2021 - $21,000) in rent to the Vice President of the Company.

5.	Correction of Previously Issued Financial Statements

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

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended March 31, 2022. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended March 31, 2022

Revenue

We did not generate any revenue during the three months ended March 31, 2022, whereas we generated $150,000 in revenue during the same period in the prior year. All of the revenue was attributable to a sales order and advance payment from AQUAtap Oasis Partnership S.A.R.L., and was offset by $112,724 in cost of goods sold, for a gross margin of $37,276. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended March 31, 2022, we incurred $144,635 in total expenses, including $112,500 in management fees, $13,781 in professional fees, $7,806 in transfer agent and filing fees, $5,250 in rent, $2,645 in automotive expenses, $1,690 in office and miscellaneous expenses and $963 in telephone expenses. During the same period in the prior year, we incurred $119,829 in total expenses, including $107,500 in management fees, $5,250 in rent, $3,061 in automotive expenses, $2,825 in office and miscellaneous expenses, $805 in telephone expenses and $388 in transfer agent and filing fees. Except for the minor increases in our professional fees and transfer agent and filing fees, our expenses were relatively consistent between the two periods.

Net Loss

During the three months ended March 31, 2022, we incurred a net loss of $144,635, whereas we incurred a net loss of $82,553 during the same period in the prior year. Our net loss per share during the three months ended March 31, 2022 and 2021 was $0.002 and $0.001, respectively.

Liquidity and Capital Resources

As of March 31, 2022 we had $4,170 in cash, $21,513 in total assets, $3,836,523 in total liabilities and a working capital deficiency of $3,822,230. As of that date, we also had an accumulated deficit of $10,147,844.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2022.

During the three months ended March 31, 2022, we spent $57 in net cash on operating activities, which was identical to our $57 in net cash spending on operating activities during the same period in the prior year. Although our net loss in the current period increased as described above, it was offset by certain changes in our operating assets and liabilities, notably the “due to related company” and “unbilled costs” balances.

We did not spend or receive any cash in respect of investing activities or financing activities during the three months ended March 31, 2022 or 2021.

During the three months ended March 31, 2022, our cash decreased by $57 as a result of our operating activities, from $4,227 to $4,170. As of March 31, 2022, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2022, we had a working capital deficiency of $3,822,230 and an accumulated deficit of $10,147,844. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

The Company’s consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our consolidated financial statements include the accounts of the Company; the Company’s wholly-owned subsidiaries Quest Water Solutions, Inc., a company incorporated under the laws of the State of Nevada (“Quest Nevada”), and AQUAtap Global, Inc., a company incorporated under the laws of the State of Wyoming; and Quest Nevada’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada. All inter-company balances and transactions have been eliminated on consolidation.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2022	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

