Form 10-Q
period 2022-06-30
Quest Water Global, Inc.
filed 2022-08-15
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, the registrant’s outstanding common stock consisted of 131,903,029 shares.

2

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

(Unaudited – Prepared by Management)

Index

Condensed Consolidated Interim Balance Sheets	F-1

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-2

Condensed Consolidated Interim Statements of Stockholders’ Deficit	F-3

Condensed Consolidated Interim Statements of Cash Flows	F-4

Notes to the Condensed Consolidated Interim Financial Statements	F-5 to F-7

3

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$110	$4,227
Prepaids	5,799	-
	5,909	4,227
Equipment, net (Note 4)	1,417	-
Investment (Note 3)	7,220	7,220
Total assets	$14,546	$11,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$19,430	$15,100
Due to related company (Note 3)	12,606	33,964
Due to related parties (Note 5)	3,940,241	3,632,758
Total liabilities	3,972,277	3,681,822

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 95,000,000 shares authorized, $0.000001 par value 85,164,569 issued and outstanding	85	85
Additional paid-in capital	6,332,748	6,332,748
Deficit	(10,290,565)	(10,003,209)
Total stockholders’ deficit	(3,957,731)	(3,670,375)
Total liabilities and stockholders’ deficit	$14,546	$11,447

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	Jun 30 2022	Jun 30 2021	Jun 30 2022	Jun 30 2021
Sales	$-	$-	$-	$150,000
Cost of goods sold	-	-	-	112,724
Gross profit	-	-	-	37,276

Expenses
Automotive	2,670	1,743	5,315	4,804
Management fees	112,500	107,500	225,000	215,000
Office and miscellaneous	1,563	1,397	3,253	4,222
Professional fees	13,375	387	27,156	387
Rent	5,539	5,250	10,789	10,500
Telephone	876	833	1,839	1,638
Transfer agent and filing fees	6,198	244	14,004	632
Total expenses	142,721	117,354	287,356	237,183

Net loss and comprehensive loss	$(142,721)	(117,354)	$(287,356)	(199,907)

Net loss per share, basic and diluted	$(0.002)	$(0.001)	$(0.003)	$(0.002)
Weighted average number of shares outstanding, basic and diluted	85,164,569	85,164,569	85,164,569	85,164,569

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholder’s Deficit

(Expressed in US Dollars)

(Unaudited)

					Additional
	Preferred stock		Common stock		paid-in
		Amount		Amount	capital	Deficit	Total
For Jun 30, 2022	Number	$	Number	$	$	$	$

Balance, December 31, 2021	2	1	85,164,569	85	6,332,748	(10,003,209)	(3,670,375)
Net loss for the period	–	–	–	–	–	(144,635)	(144,635)

Balance, March 31, 2022	2	1	85,164,569	85	6,332,748	(10,147,844)	(3,815,010)
Net loss for the period	-	-	-	-	-	(142,721)	(142,721)

Balance, Jun 30 2022	2	1	85,164,569	85	6,332,748	(10,290,565)	(3,957,731)

					Additional
	Preferred stock		Common stock		paid-in
		Amount		Amount	capital	Deficit	Total
For Jun 30, 2021	Number	$	Number	$	$	$	$

Balance, December 31, 2020, as restated (Note 6)	2	1	85,164,569	85	6,332,748	(9,741,165)	(3,408,331)
Net loss for the period	–	–	–	–	–	(82,553)	(82,553)

Balance, March 31, 2021	2	1	85,164,569	85	6,332,748	(9,823,718)	(3,490,884)
Net loss for the period	-	-	-	-	-	(117,354)	(117,354)

Balance, Jun 30 2021	2	1	85,164,569	85	6,332,748	(9,941,072)	(3,608,238)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2022	2021

Operating Activities:
Net loss for the period	$(287,356)	$(199,907)
Depreciation	83
Changes in operating assets and liabilities:
Prepaids	(5,799)	-
Unbilled costs	-	112,724
Accounts payable and accrued liabilities	4,330	813
Due to related company	(21,358)	(150,000)
Due to related parties	307,483	236,256

Net cash used in operating activities	(2,617)	(114)

Cash flows from investing activities:
Equipment purchase	(1,500)	-

Net cash used in investing activities	(1,500)	-

Change in cash	(4,117)	(114)
Cash, beginning of period	4,227	4,715

Cash, end of period	$110	$4,601

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

Six Months Ended June 30, 2022

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

These consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2022, the Company has a working capital deficiency of $3,966,368 of which $3,940,241 is owed to the two principal shareholders (Note 4), and an accumulated deficit of $10,290,565. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

These consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. These consolidated financial statements include the accounts of the Company; the Company’s wholly-owned subsidiary Quest Water Solutions, Inc., a company incorporated under the laws of the State of Nevada (“Quest Nevada”); AQUAtap Global, Inc., a company incorporated under the laws of the State of Wyoming; and Quest Nevada’s wholly-owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the Province of British Columbia, Canada. All inter-company balances and transactions have been eliminated on consolidation.

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

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. AQUAtap did not have and income or losses for the period ended June 30, 2022 or in the years ended December 31, 2021 and 2020.

As at December 31, 2020, AQUAtap had advanced $183,964 to the Company in order to assist in the financing, for construction and delivery of certain of the Company’s products. The Company received US$150,000 from the Widal Foundation, through AQUAtap, to assist in the payment for construction of an AQUAtap Water Purification and Distribution System. Widal had a contract with the Company and AQUAtap for this system.

During the year ended December 31, 2021, the sale was completed and the Company recorded the prepayment as a sale. Accordingly, as at December 31, 2021, the account was reduced by $150,000 to a balance of $33,964. During the period ended June 30, 2022, the Company advanced $21,358 to AQUAtap reducing the balance owing to $12,606. The advances are non-interest bearing and due on demand.

4.	Equipment

Equipment is amortized over its useful life.

		Cost	Depreciation	Net
Computer	3 years	$1,500	$83	$1,417

5.	Related Party Transactions

(a)	As at June 30, 2022, a total of $1,885,982 (December 31, 2021 - $1,703,755) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at June 30, 2022, a total of $2,054,259 (December 31, 2021 - $1,929,003) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the six months ended June 30, 2022, the Company incurred a total of $225,000 (December 31, 2021 - $430,000) in management fees to the President and the Vice President of the Company.

(d)	For the six months ended June 30, 2022, the Company incurred $10,500 (December 31, 2021 - $21,000) in rent to the Vice President of the Company.

6.	Correction of Previously Issued Financial Statements

During the year ended December 31, 2014, the Company entered into consulting and marketing agreements whereby it committed to issue 500,000 shares of common stock with a fair value of $40,025. The services contemplated under the agreements were never provided or completed and the obligation of the Company to issue the shares should have been reversed in the following year.

The following changes reflect the adjustment of $40,025 made retroactively to the prior year’s consolidated financial statements:

Consolidated Statement of Stockholders’ Deficit

	Common stock issuable	Deficit	Total Stockholder’s Deficit
	$	$	$

Balance, December 31, 2020, as previously stated	40,025	(9,781,190)	(3,408,331)
Adjustment	(40,025)	40,025	–
Balance, December 31, 2020, as restated	–	(9,741,165)	(3,408,331)

7.	Subsequent Events

On July 20, 2022, the Company granted options to purchase 8,500,000 shares of the Company’s common stock to certain consultants and advisory board members, 7,700,000 of which vested immediately and 800,000 of which vest on the six-month anniversary of the date of grant. Each option is exercisable at a price of $0.10 per share for a period of five years.

On July 21, 2022, the Company increased its authorized capital from 95,000,000 shares of common stock to 500,000,000 shares of common stock by filing a Certificate of Amendment with the Delaware Secretary of State.

On July 22, 2022, the Company entered into debt conversion agreements with the President and Vice President of the Company, pursuant to which a total of $3,038,000 of debt was converted into shares of the Company’s common stock at a price of $0.065 per share for a total of issuance of 46,738,460 shares. As a result of this transaction, the amount due by the Company to related parties decreased from $3,940,241 to $902,241.

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended June 30, 2022. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

AQUAtap Entities

In July 2021, we incorporated a new operating subsidiary, AQUAtap Global, Inc., a Wyoming corporation (“AQUAtap Global”). Through this entity, we expect to coordinate, facilitate and manage our current, planned and future safe water partnerships throughout Africa, Latin America and the Caribbean that provide clean water initiatives for underserved communities. AQUAtap Global, together with its strategic global partners, plans to establish subordinate partnerships in various countries and engage experienced local individuals and organizations for operational expertise. We anticipate that this will enable the subordinate partnerships to enter into public-private partnerships (commonly known as PPPs) with NGOs, strategic investors and various levels of government.

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

Results of Operations

For the Three Months Ended June 30, 2022

Revenue

We did not generate any revenue during the three months ended June 30, 2022, or the same period in the prior year. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended June 30, 2022, we incurred $142,721 in total expenses, including $112,500 in management fees, $13,375 in professional fees, $6,198 in transfer agent and filing fees, $5,539 in rent, $2,670 in automotive expenses, $1,563 in office and miscellaneous expenses and $876 in telephone expenses. During the same period in the prior year, we incurred $117,354 in total expenses, including $107,500 in management fees, $5,250 in rent, $1,743 in automotive expenses, $1,397 in office and miscellaneous expenses, $833 in telephone expenses and $244 in transfer agent and filing fees. Except for minor changes in our rent and transfer agent and filing fees, our expenses were relatively consistent between the two periods.

Net Loss

During the three months ended June 30, 2022, we incurred a net loss of $142,721, whereas we incurred a net loss of $117,354 during the same period in the prior year. Our net loss per share during the three months ended June 30, 2022 and 2021 was $0.002 and $0.001, respectively.

For the Six Months Ended June 30, 2022

Revenue

We did not generate any revenue during the six months ended June 30, 2022, whereas we generated $150,000 in revenue during the same period in the prior year. All of the revenue was attributable to a sales order and advance payment from AQUAtap Oasis Partnership S.A.R.L., and was offset by $112,724 in cost of goods sold, for a gross margin of $37,276. As described above, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the six months ended June 30, 2022, we incurred $287,356 in total expenses, including $225,000 in management fees, $27,156 in professional fees, $14,004 in transfer agent and filing fees, $10,789 in rent, $5,315 in automotive expenses, $3,253 in office and miscellaneous expenses and $1,839 in telephone expenses. During the same period in the prior year, we incurred $237,183 in total expenses, including $215,000 in management fees, $10,500 in rent, $4,804 in automotive expenses, $4,222 in office and miscellaneous expenses, $1,638 in telephone expenses, $632 in transfer agent and filing fees and $387 in professional fees. Other than the increases in our professional fees and transfer agent and filing fees, both of which were associated with the revocation application in respect of the cease trade order previously in effect against us in the Province of British Columbia, Canada, our expenses were relatively consistent between the two periods.

Net Loss

During the six months ended June 30, 2022, we incurred a net loss of $287,356 and a net loss per share of $0.003, whereas we incurred a net loss of $199,907 and a net loss per share of $0.002 during the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2022 we had $110 in cash, $14,546 in total assets, $3,972,277 in total liabilities and a working capital deficiency of $3,966,368. As of that date, we also had an accumulated deficit of $10,290,565.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2022.

During the six months ended June 30, 2022, we spent $2,617 in net cash on operating activities, whereas we spent $114 in net cash spending on operating activities during the same period in the prior year. Although our net loss in the current period increased as described above, it was offset by certain changes in our operating assets and liabilities, notably the “due to related company” and “unbilled costs” balances.

We spent $1,500 in net cash during the six months ended June 30, 2022, all of which was attributable to equipment purchases. We did not spend or receive any cash in respect of investing activities during the same period in the prior year.

We did not spend or receive any cash in respect of financing activities during the six months ended June 30, 2022 or 2021.

During the six months ended June 30, 2022, our cash decreased by $4,117 as a result of our operating activities, from $4,227 to $110. As of June 30, 2022, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

Plan of Operations

Our plan of operations over the next 12 months is to continue to address water quality and supply issues in the DRC through the installation of our AQUAtapTM Community Water Purification & Distribution systems as well as the employment of our WEPSTM technology, and we anticipate that we will require a minimum of $946,000 to pursue those plans.

As described above, we intend to meet the balance of our cash requirements for the next 12 months through advances from related parties as well as a combination of debt financing and equity financing through private placements as circumstances allow. On July 13, 2022, the British Columbia Securities Commission revoked the cease trade order previously in effect against us in the Province of British Columbia, Canada, and we are presently in the process of contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements. There is no assurance that we will be successful in completing any private placement or other financings. If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options.

During the next 12 months, we estimate that our planned expenditures will include the following:

Description	Amount ($)
Equipment purchases	250,000
Management fees	430,000
Consulting fees	120,000
Professional fees	50,000
Rent	21,000
Advertising and promotion expenses	15,000
Travel and automotive expenses	30,000
Other general and administrative expenses	30,000
Total	946,000

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2022, we had a working capital deficiency of $3,966,368 and an accumulated deficit of $10,290,565. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2022	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

