Form 10-Q
period 2022-09-30
Quest Water Global, Inc.
filed 2022-11-10
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, the registrant’s outstanding common stock consisted of 131,903,029 shares.

2

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

(Unaudited – prepared by management)

Index

Condensed Consolidated Interim Balance Sheets	F-1

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-2

Condensed Consolidated Interim Statements of Stockholders’ Deficit	F-3

Condensed Consolidated Interim Statements of Cash Flows	F-4

Notes to the Condensed Consolidated Interim Financial Statements	F-5 to F-8

3

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$54	$4,227
Prepaids	4,453	-
	4,507	4,227
Equipment, net (Note 4)	1,292	-
Investment (Note 3)	7,220	7,220
Total assets	$13,019	$11,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$27,843	$15,100
Due to related company (Note 3)	12,606	33,964
Due to related parties (Note 5)	1,030,496	3,632,758
Total liabilities	1,070,945	3,681,822

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding	132	85
Additional paid-in capital	10,171,803	6,332,748
Deficit	(11,229,862)	(10,003,209)
Total stockholders’ deficit	(1,057,926)	(3,670,375)
Total liabilities and stockholders’ deficit	$13,019	$11,447

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited)

	For the three months ended Sep 30, 2022	For the three months ended Sep 30, 2021	For the nine months ended Sep 30, 2022	For the nine months ended Sep 30, 2021
Sales	$-	$790	$-	$150,790
Cost of goods sold	-	1,050	-	113,774
Gross profit	-	(260)	-	37,016

Expenses
Automotive	2,417	2,307	7,732	7,111
Consulting fees	-	771	-	771
Management fees	112,500	107,500	337,500	322,500
Office and miscellaneous	5	(880)	3,256	3,342
Professional fees	12,921	8,884	40,078	9,271
Rent	5,470	5,250	16,259	15,750
Telephone	762	712	2,602	2,350
Transfer agent and filing fees	4,120	6,487	18,124	7,119
Stock based compensation	801,102	-	801,102	-
Total expenses	939,297	131,031	1,226,653	368,214

Net loss and comprehensive loss	$(939,297)	(131,291)	$(1,226,653)	(331,198)

Net loss per share, basic and diluted	$(0.008)	$(0.002)	$(0.012)	$(0.004)
Weighted average number of shares outstanding, basic and diluted	120,726,441	85,164,569	97,148,790	85,164,569

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholder’s Deficit

(Expressed in US Dollars)

(Unaudited)

					Additional
For Sep 30, 2022	Preferred stock		Common stock		paid-in
	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $

Balance, Dec 31, 2021	2	1	85,164,569	85	6,332,748	(10,003,209)	(3,670,375)
Net loss for the period	–	–	–	–	–	(144,635)	(144,635)

Balance, March 31, 2022	2	1	85,164,569	85	6,332,748	(10,147,844)	(3,815,010)
Net loss for the period	-	-	-	-	-	(142,721)	(142,721)

Balance, June 30, 2022	2	1	85,164,569	85	6,332,748	(10,290,565)	(3,957,731)
Shares issued for debt	-	-	43,738,460	47	3,037,953	-	3,038,000
Stock based compensation	-	-	-	-	801,102	-	801,102
Net loss for the period	-	-	-	-	-	(939,297)	(939,297)

Balance, Sep 30, 2022	2	1	131,903,029	132	10,171,803	(11,229,862)	(1,057,926)

					Additional
	Preferred stock		Common stock		paid-in
For Sep 30, 2021	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $

Balance, December 31, 2020, as restated (Note 6)	2	1	85,164,569	85	6,332,748	(9,741,165)	(3,408,331)

Net loss for the period	–	–	–	–	–	(82,553)	(82,553)

Balance, March 31, 2021	2	1	85,164,569	85	6,332,748	(9,823,718)	(3,490,884)
Net loss for the period	-	-	-	-	-	(117,354)	(117,354)

Balance, Jun 30, 2021	2	1	85,164,569	85	6,332,748	(9,941,072)	(3,608,238)
Net loss for the period	-	-	-	-	-	(131,291)	(131,291)

Balance, Sep 30 2021	2	1	85,164,569	85	6,332,748	(10,072,363)	(3,739,529)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2022	2021

Operating Activities:
Net loss for the period	$(1,226,653)	$(331,198)
Depreciation	208	-
Shares issued for debt	3,038,000	-
Stock based compensation	801,102	-
Changes in operating assets and liabilities:
Prepaids	(4,453)	(7,541)
Unbilled costs	-	112,724
Accounts payable and accrued liabilities	12,743	(14,165)
Due to related company	(21,358)	(150,000)
Due to related parties	(2,602,262)	389,749

Net cash used in operating activities	(2,673)	(431)

Cash flows from investing activities:
Equipment purchases	(1,500)	-

Net cash used in investing activities	(1,500)	-

Change in cash	(4,173)	(431)
Cash, beginning of period	4,227	4,715

Cash, end of period	$54	$4,284

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

Nine Months Ended September 30, 2022

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

These consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2022, the Company has a working capital deficiency of $1,066,438 of which $1,030,496 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $11,229,862. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Investment in and Due to Related Company

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. AQUAtap did not have any income or losses for the period ended September 30, 2022 or in the years ended December 31, 2021 and 2020.

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

During the year ended December 31, 2021, the sale was completed and the Company recorded the prepayment as a sale. Accordingly, as at December 31, 2021, the account was reduced by $150,000 to a balance of $33,964. During the period ended September 30, 2022, the Company advanced $21,358 to AQUAtap reducing the balance owing to $12,606. The advances are non-interest bearing and due on demand.

4. Equipment

Equipment is amortized over its useful life.

		Cost	Depreciation	Net
Computer	3 years	$1,500	$208	$1,292

5. Related Party Transactions

(a)	As at September 30, 2022, a total of $431,638 (December 31, 2021 - $1,703,755) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at September 30, 2022, a total of $598,858 (December 31, 2021 - $1,929,003) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the nine months ended September 30, 2022, the Company incurred a total of $337,500 (2021 - $322,500) in management fees to the President and the Vice President of the Company.

(d)	For the nine months ended September 30, 2022, the Company incurred $15,750 (2021 - $15,750) in rent to the Vice President of the Company.

(e)	On July 22, 2022, the Company issued 46,738,460 common shares at $0.065 per share for a total value of $3,038,000 to the President and Vice-President as payment to reduce the amount shown as due to related parties.

6. Common Stock

On July 21, 2022, the authorized capital of the Company was increased from 95,000,000 to 500,000,000 shares of common stock with a par value of $0.000001.

On July 22, 2022, the Company converted an aggregate of $3,038,000 in debt owed to the President and Vice-President of the Company into 46,738,460 shares of common stock at a price of $0.065 per share.

At September 30, 2022, the Company had 131,903,029 outstanding shares of common stock (December 31, 2021 - 85,164,569 shares).

Basic and diluted loss per share

The calculation of the basic and diluted loss per share for the nine months ended September 30, 2022 was based on the loss attributable to common shareholders of $454,684 (2021 - $331,198) and a weighted average number of common shares outstanding of 97,148,790 (2021 - 85,164,569).

At September 30, 2022, 8,500,000 stock options were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

7. Share Based Payments

Stock Options

The Company adopted a stock option plan in May 2012 (the “Plan”) under which it is authorized to grant options to directors, officers, employees and consultants enabling them to acquire up to a maximum of 10% of the issued and outstanding common stock of the Company. The options can be granted for a maximum term of 10 years and vest as determined by the board of directors.

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2021	-	$-
Granted	8,500,000	0.10
Exercised	-	-
Cancelled/Expired	-	-

Balance, September 30, 2022	8,500,000	$0.10

Exercisable at September 30, 2022	7,700,000	$0.10

The options outstanding and exercisable at September 30, 2022 have an exercise price of $0.10 per share and have a remaining life of 4.79 years. There are 800,000 options with an exercise price of $0.10 per share that will not vest until January 20, 2023.

For the nine months ended September 30, 2022, the Company recognized stock based payment expense of $801,102 for the portion of stock options that vested during the period.

8. Correction of Previously Issued Financial Statements

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

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended September 30, 2022. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended September 30, 2022

Revenue

We did not generate any revenue during the three months ended September 30, 2022, whereas we generated $790 in revenue during the same period in the prior year. That revenue was offset by $1,050 in cost of goods sold, for a gross margin of $(260).

We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2022, we incurred $939,297 in total expenses, including $801,102 in stock-based compensation, $112,500 in management fees, $12,291 in professional fees, $5,470 in rent, $4,120 in transfer agent and filing fees, $2,417 in automotive expenses, $762 in telephone expenses and $5 in office and miscellaneous expenses. During the same period in the prior year, we incurred $131,031 in total expenses, including $107,500 in management fees, $8,884 in professional fees, $6,487 in transfer agent and filing fees, $5,250 in rent, $2,307 in automotive expenses, $771 in consulting fees and $712 in telephone expenses, as offset by an $880 reversal in office and miscellaneous expenses. Except for a significant increase in our stock-based compensation expense, which was entirely attributable to the granting of an aggregate of 8,500,000 options, substantially all of which vested during the recent quarter, our expenses were relatively consistent between the two periods.

Net Loss

During the three months ended September 30, 2022, we incurred a net loss of $939,297, whereas we incurred a net loss of $131,291 during the same period in the prior year. Our net loss per share during the three months ended September 30, 2022 and 2021 was $0.008 and $0.002, respectively.

For the Nine Months Ended September 30, 2022

Revenue

We did not generate any revenue during the nine months ended September 30, 2022, whereas we generated $150,000 in revenue during the same period in the prior year. All of the revenue was attributable to a sales order and advance payment from AQUAtap Oasis Partnership S.A.R.L., and was offset by $113,774 in cost of goods sold, for a gross margin of $37,016. As described above, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the nine months ended June 30, 2022, we incurred $1,226,653 in total expenses, including $801,102 in stock-based compensation expense, $337,500 in management fees, $40,078 in professional fees, $18,124 in transfer agent and filing fees, $16,259 in rent, $7,732 in automotive expenses, $3,256 in office and miscellaneous expenses and $2,602 in telephone expenses. During the same period in the prior year, we incurred $368,214 in total expenses, including $322,500 in management fees, $15,750 in rent, $9,271 in professional fees, $7,119 in transfer agent and filing fees, $7,111 in automotive expenses, $3,342 in office and miscellaneous expenses, $2,350 in telephone expenses and $771 in consulting fees. Other than the significant increase in our stock-based compensation expense as described above, and increases in our professional fees and transfer agent and filing fees, both of which were associated with the revocation application in respect of the cease trade order previously in effect against us in the Province of British Columbia, Canada, our expenses were largely consistent from period-to-period.

Net Loss

During the nine months ended September 30, 2022, we incurred a net loss of $1,226,653 and a net loss per share of $0.012, whereas we incurred a net loss of $331,198 and a net loss per share of $0.004 during the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2022 we had $54 in cash, $13,019 in total assets, $1,070,945 in total liabilities and a working capital deficiency of $1,066,438. As of that date, we also had an accumulated deficit of $11,229,862.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2022.

During the nine months ended September 30, 2022, we spent $2,673 in net cash on operating activities, whereas we spent $431 in net cash spending on operating activities during the same period in the prior year. Although our net loss in the current period increased as described above, it was offset by certain changes in our operating assets and liabilities, notably the “due to related company” and “unbilled costs” balances.

We spent $1,500 in net cash on investing activities during the nine months ended September 30, 2022, all of which was attributable to equipment purchases. We did not spend or receive any cash in respect of investing activities during the same period in the prior year.

We did not spend or receive any cash in respect of financing activities during the nine months ended September 30, 2022 or 2021.

During the nine months ended September 30, 2022, our cash decreased by $4,173 as a result of our operating activities, from $4,227 to $54. As of September 30, 2022, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at September 30, 2022, we had a working capital deficiency of $1,066,438 and an accumulated deficit of $11,229,862. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2022	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

