Form 10-K
period 2022-12-31
Quest Water Global, Inc.
filed 2023-05-15
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Common stock, $0.000001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,980,031.73, based on 44,464,569 shares of common stock and a price per share of $0.112 as of June 30, 2022

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 131,903,029 as of May 12, 2023

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This annual report includes our audited consolidated financial statements as at and for the years ended December 31, 2022 and 2021. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.

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

AQUAtap Global

In July 2021, we incorporated a new operating subsidiary, AQUAtap Global, Inc., a Wyoming corporation (“AQUAtap”). Through AQUAtap, we expect to coordinate, facilitate and manage our current, planned and future safe water partnerships throughout Africa, Latin America and the Caribbean that provide clean water initiatives for underserved communities. AQUAtap, together with its strategic global partners, plans to establish subordinate partnerships in various countries and engage experienced local individuals and organizations for operational expertise. We anticipate that this will enable the subordinate partnerships to enter into public-private partnerships (commonly known as PPPs) with NGOs, strategic investors and various levels of government.

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

On June 10, 2019, Quest NV entered into a collaborative partnership with Dikembe Mutombo’s American Venture Mergers & Acquisitions, LLC (Atlanta, GA) and Kalo Products SARL (Kinshasa, DRC), for the purpose of commencing a profitable safe water initiative in the DRC utilizing Quest NV’s proprietary Build-Own-Operate community business model. In September 2019, the parties organized the AQUAtapTM Oasis Partnership SARL in the DRC (the “AQUAtapTM Partnership”) in furtherance of that purpose.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at Suite 209 – 828 Harbourside Drive, North Vancouver, British Columbia, Canada. We lease this space from our Vice President at a cost of $1,750 per month. We believe that our current office is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was originally approved for quotation on the OTC Bulletin Board under the symbol “RPMD”. Effective March 9, 2012, our symbol changed from “RPMD” to “QWTR” in connection with our name change from RPM Dental, Inc. to Quest Water Global, Inc. and the Forward Split. Our August 24, 2012, our common stock was deleted from the OTC Bulletin Board and it is now quoted exclusively on the OTC Pink tier of OTC Markets.

As of May 12, 2023, there were 131,903,029 shares of our common stock issued and outstanding, plus outstanding options to purchase 6,300,000 shares of our common stock an exercise price of $0.10 per share. As of that date, we did not have any outstanding warrants or other securities convertible into shares of our common stock.

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

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Pink
Quarter Ended	High ($)	Low ($)
December 31, 2022	0.145	0.06
September 30, 2022	0.20	0.065
June 30, 2022	0.14	0.105
March 31, 2022	0.15	0.10
December 31, 2021	0.18	0.0706
September 30, 2021	0.24	0.05
June 30, 2021	0.25	0.0666
March 31, 2021	0.2465	0.0249

Holders

As of May 12, 2023, there were approximately 60 registered holders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2022.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended December 31, 2022.

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

Results of Operations

Revenue

We did not generate any revenue during years ended December 31, 2022 or 2021. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the year ended December 31, 2022, we incurred $1,191,707 in total expenses, including $629,647 in stock-based compensation expense, $450,000 in management fees, $51,874 in professional fees, $22,032 in transfer agent and filing fees, $21,000 in rent, $10,050 in automotive expenses, $3,280 in telephone expenses, $3,491 in office and miscellaneous expenses, and $333 in depreciation.

During the prior year, we incurred $524,586 in total expenses, including $430,000 in management fees, $46,777 in professional fees, $21,000 in rent, $8,824 in automotive expenses, $7,162 in office and miscellaneous expenses, $7,120 in transfer agent and filing fees, $2,932 in telephone expenses and $771 in consulting fees.

The increase of $667,121 or approximately 127% in our total expenses between 2021 and 2022 was substantially attributable to the significant stock-based compensation expense we incurred in 2022.

Other Income

During the year ended December 31, 2022, we experienced a $20,613 decrease in the equity of our investment in the AQUAtapTM Partnership. During the prior year, we experienced a $20,587 decrease in the equity of the same investment and certain creditors owning an aggregate of $175,000 in convertible notes we previously issued agreed to cancel the notes for nominal consideration, resulting in the forgiveness of debt in an identical amount. In addition, during the prior year we reversed an aggregate of $50,306 in previously recorded accounts payable that we determined were uncollectable by the applicable creditors.

Net Loss

During the year ended December 31, 2022, we incurred a net loss of $1,212,320, whereas we incurred a net loss of $319,867 during the prior year. Our net loss per share during those two years was $0.011 and $0.004, respectively.

Liquidity and Capital Resources

As of December 31, 2022, we had $Nil in cash, $2,261 in total assets, $1,275,132 in total liabilities and a working capital deficit of $1,274,038. As of December 31, 2022 we had an accumulated deficit of $11,273,352.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2023.

During the year ended December 31, 2022, we used $561,584 in net cash on operating activities, compared to $528,441 in net cash used on operating activities during the prior year. Our net cash spending on operating activities during the two fiscal years was therefore reasonably consistent.

We did not use any net cash on investing activities during the years ended December 31, 2022 or 2021.

We received $558,855 in net cash from financing activities during the year ended December 31, 2022, all of which was in the form of advances from related parties. During the year ended December 31, 2021, we received $527,953 in net cash from financing activities, all of which was also in the form of advances from related parties.

During the year ended December 31, 2022, our cash decreased by $4,227 as a result of our operating and financing activities, from $4,227 to $Nil. As of December 31, 2022, we did not have sufficient cash resources to meet our operating expenses for even one month based on our then-current burn rate. However, we have continued to rely on advances from related parties to continue operating and expect to do so for the foreseeable future.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2022, we had a working capital deficit of $1,274,038 and an accumulated deficit of $11,273,352. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Investments

The Company accounts for its investments in other entities by following ASC 323, Investments, “Equity Method and Joint Ventures”, whereby equity investments of 20% or greater but less than control are accounted for using the equity method. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

Should the Company exercise significant influence, the investment might be accounted for as a variable interest entity which would require consolidation and recognition of a non-controlling interest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

QUEST WATER GLOBAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

K. R. MARGETSON LTD.	Chartered Professional Accountant
331 East 5th Street	Tel: 604.220.7704
North Vancouver BC V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Water Global, Inc.:

Opinion on the consolidated financial statements

I have audited the accompanying consolidated balance sheets of Quest Water Global, Inc. as of December 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years then ended and the related notes (collectively referred to as the “consolidated financial statements’). In my opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2022 and 2021 and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. My company is a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and is required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

My audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency of $1,274,038 and an accumulated deficit of $11,273,352. These and other results raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. I determined that there are no critical audit matters.

I have served as the Company’s auditor since 2021.

/s/ K. R. Margetson Ltd.

Chartered Professional Accountant

North Vancouver, BC

Canada

May 15, 2023

QUEST WATER GLOBAL, INC.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2022	December 31, 2021
		Restated (Note 10)

ASSETS
Current assets
Cash	$-	$4,227
Prepaid expenses	1,094	-
	1,094	4,227
Equipment, net (Note 4)	1,167
Total assets	$2,261	$4,227

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$37,698	$15,100
Due to related company, restated (Note 3 and 10)	49,841	71,200
Due to related parties (Note 5)	1,153,613	3,632,758
Investment in partnership, restated (Note 4 and 10)	33,980	13,367
Total liabilities	1,275,132	3,732,425

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2021 – 85,164,569)	129	85
Additional paid-in capital	10,000,351	6,332,748
Deficit, restated (Note 10)	(11,273,352)	(10,061,032)
Total stockholders’ deficit	(1,272,871)	(3,728,198)
Total liabilities and stockholders’ deficit	$2,261	$4,227

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	For the year ended December 31, 2022	For the year ended December 31, 2021
		Restated
		(Note 10)

Sales, restated (Note 10)	$-	$-
Cost of goods sold, restated (Note 10)	-	-
Gross profit	-	-

Expenses
Automotive	10,050	8,824
Consulting fees	-	771
Depreciation	333	-
Management fees	450,000	430,000
Office and miscellaneous	3,491	7,162
Professional fees	51,874	46,777
Rent	21,000	21,000
Telephone	3,280	2,932
Transfer agent and filing fees	22,033	7,120
Stock-based compensation	629,647	-
Total expenses	1,191,707	524,586

Loss before other income (expense), restated (Note 10)	(1,191,707)	(524,586)
Other income (expense)
Decrease in equity of investment in partnership, restated (Note 10)	(20,613)	(20,587)
Reversal of accounts payable	-	50,306
Forgiveness of debt	-	175,000
Net loss and comprehensive loss, restated (Note 10)	$(1,212,320)	(319,867)

Net loss per share, basic and diluted	$(0.011)	$(0.004)
Weighted average number of shares outstanding, basic and diluted	105,908,762	85,164,569

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Stockholder’s Deficit

(Expressed in US Dollars)

					Additional
	Preferred stock		Common stock		paid-in
For December 31, 2022	Number	Amount	Number	Amount	capital	Deficit	Total
		$		$	$	$	$
Balance, December 31, 2021	2	1	85,164,569	85	6,332,748	(10,061,032)	(3,728,198)
Shares issued for debt at $0.065	-	-	43,738,460	44	3,037,956	-	3,038,000
Stock based compensation	-	-	-	-	629,647	-	629,647
Net loss for the period	-	-	-	-	-	(1,212,320)	(1,212,320)

Balance, December 31, 2022	2	1	131,903,029	129	10,000,351	(11,273,352)	(1,272,871)

					Additional
	Preferred stock		Common stock		paid-in
For December 31, 2021	Number	Amount	Number	Amount	capital	Deficit	Total
		$		$	$	$	$

Balance, December 31, 2020	2	1	85,164,569	85	6,332,748	(9,741,165)	(3,408,331)

Net loss for the year, as restated (Note 10)	–	–	–	–	–	(319,867)	(319,867)

Balance, December 31, 2021,as restated (Note 10)	2	1	85,164,569	85	6,332,748	(10,061,032)	(3,728,198)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the year ended December 31, 2022	For the year ended December 31, 2021 Restated (Note 10)

Operating Activities:
Net loss for the year	$(1,212,320)	$(319,867)
Decrease in equity of investment	20,613	20,587
Stock based compensation	629,647	-
Depreciation	333	-
Reversal of accounts payable	-	(50,306)
Forgiveness of debt	-	(175,000)
Changes in operating assets and liabilities:
Prepaid expenses	(1,094)	-
Accounts payable and accrued liabilities	22,598	(3,815)
Due to related company	(21,359)	(112,764)
Unbilled costs	-	112,724
Net cash used in operating activities	(561,582)	(528,441)

Cash flows from investing activities:
Equipment purchases	(1,500)	-
Net cash used in investing activities	(1,500)	-

Cash flows from financing activities
Advances from related parties	558,855	527,953
Net cash provided by financing activities	558,855	527,953

Change in cash	(4,227)	(488)
Cash, beginning of year	4,227	4,715

Cash, end of year	$-	$4,227
Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

The Company had the following non-cash transaction during the year ended December 31, 2022:
On July 31, 2022, the Company issued 43,738,460 shares to the Company’s officers. This reduced the debt owing to them by $3,038,000 and increased the value of common shares by $44 and additional paid-in capital by $3,037,956.

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2022

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2022, the Company has a working capital deficiency of $1,274,038 of which $1,153,613 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $11,273,352. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  (e) Investments

The Company accounts for its investments in other entities by following ASC 323, Investments, “Equity Method and Joint Ventures”, whereby equity investments of 20% or greater but less than control are accounted for using the equity method. Under this method, the carrying cost is initially recorded at cost and then increased or decreased by recording its percentage of gain or loss in its statement of operations and a corresponding charge or credit to the carrying value of the asset.

Should the Company exercise significant influence, the investment might be accounted for as a variable interest entity which would require consolidation and recognition of a non-controlling interest.

  (f) Convertible Notes Payable

The Company follow ASC 470-20, “Debt with Conversion and Other Options”, when accounting for the issuance of convertible notes. ASC 470-20 requires the entity to recognize the intrinsic value of embedded beneficial conversion features at the time of issuance by recording an increase in additional paid in capital and reducing the face value of the debt. This debt is accreted over its term by charging other expense on the statement of operations.

  (g) Revenue Recognition

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

  (h) Stock-based Compensation

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

  (i) Loss Per Share

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

  (j) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

  (k) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at December 31, 2022 and 2021, the Company had no items representing comprehensive income or loss.

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

4. Equipment

Equipment is amortized over its useful life.

		Cost	Depreciation	Net
Computer	3 years	$1,500	$333	$1,167

5. Related Party Transactions

(a)	As at December 31, 2022, a total of $490,714 (December 31, 2021 - $1,703,755) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at December 31, 2022, a total of $662,899 (December 31, 2021 - $1,929,003) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the year ended December 31, 2022, the Company incurred a total of $450,000 (2021 - $430,000) in management fees to the President and the Vice President of the Company.

(d)	For the year ended December 31, 2022, the Company incurred $21,000 (2021 - $21,000) in rent to the Vice President of the Company.

(e)

On July 22, 2022, the Company converted an aggregate of $3,038,000 in debt owed to the President and Vice-President of the Company into 46,738,460 shares of common stock at a price of $0.065 per share.

6. Common Stock

On July 21, 2022 the authorized capital of the Company was increased from 95,000,000 to 500,000,000 shares of common stock with a par value of $0.000001.

On July 22, 2022, the Company converted an aggregate of $3,038,000 in debt owed to the President and Vice-President of the Company into 46,738,460 shares of common stock at a price of $0.065 per share.

At December 31, 2022, the Company had 131,903,029 shares of common stock outstanding. (December 31, 2021 – 85,164,569 shares).

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance, December 31, 2021	-	$-
Granted	8,500,000	0.10
Rescinded	(2,200,000)	0.10
Exercised	-	-

Balance, December 31, 2022	6,300,000	$0.10

Exercisable at December 31, 2022	6,300,000	$0.10

The options outstanding and exercisable at December 31, 2022 were granted effective July 20, 2022 and have a 5 year period during which they may be exercised. They have an exercise price of $0.10 per share and have a remaining life of 4.50 years.

During the year ended December 31, 2022, the Company recognized stock-based payment expense of $629,647 as all stock options vested immediately upon grant. There were 2,200,000 stock options that were rescinded prior to acceptance by the optionees, and accordingly, were not included in the calculation of the stock-based compensation. The calculation was based on the following inputs: Expected life – 5 years; annualized volatility – 306.67%; Dividend rate – 0%; risk free discount rate – 3.17%.

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

10. Correction of Previously Issued Financial Statements

(a)	For the year ended December 31, 2021, the Company recorded a sale of $150,000, recognizing a gross profit of $37,236 on the transaction. However, during the year ended December 31, 2022, it was determined that the sale did not complete, and these financial statements retroactively correct this error, reversing the sale and the gain with the offsetting entry to intercompany debt.

(b)	Additionally, it was previously reported that AQUAtap had no income for the year ended December 31, 2021. This information was determined to be inaccurate, as there was a loss of $55,176. The Company’s portion of this loss, $20,587, has also been retroactively recorded on these financial statements with a charge to operations and a corresponding decrease in the equity of the investment.

These errors resulted in retroactive changes to the following statements for the year ended December 31, 2021:

Consolidated Balance Sheet

	Previously Reported		Adjustment Required	As Corrected
	$		$	$
Assets
Investment	7,220	(b)	(20,587)	(13,367)
Liabilities
Due to related company	33,964	(a)	37,236	71,200
Deficit	(10,003,209)	(a)(b)	(57,823)	(10,061,032)

Consolidated Statements of Operation and Comprehensive loss

	Previously Reported		Adjustment Required	As Corrected
	$		$	$
Sales	150,000	(a)	(150,000)	-
Cost of sales	112,764	(a)	(112,764)	-
Gross profit	37,236	(a)	(37,236)	-

Loss before other income (expense)	(487,350)	(a)	(37,236)	(524,586)

Other income (expense)
Decrease in equity of investment in partnership	-	(b)	(20,587)	(20,587)

Net Loss and comprehensive loss	(262,044)	(a)(b)	(57,823))	(319,867)

Consolidated Statements of Stockholders’ Deficit

	Previously Reported		Adjustment Required	As Corrected
	$		$	$
Net loss for the year ended December 31, 2021	(262,044)	(a)(b)	(57,826)	(319,867)

Deficit, end of year, December 31, 2021	(10,003,209)	(a)(b)	(57,826)	(10,061,032)

Consolidated Statements of Cash flows

	Previously Reported		Adjustment Required	As Corrected
	$		$	$
Net loss for the year ended December 31, 2021	(262,044)	(a)(b)	(57,826)	(319,867)

Decrease in equity of investment in partnership	-	(b)	(20,587)	(20,587)

Changes in operating assets and liabilities
Due to related company	(150,000)	(a)	37,236	(112,764)

11. Income Taxes

The Company is subject to US federal and state income taxes at a rate of 21%. Its Canadian subsidiaries are subject to federal and provincial income taxes at a statutory rate of 27%. The reconciliation of the provision for income taxes at the consolidated corporate tax rate compared to the Company’s income tax expense as reported is as follows:

	2022$	2021$

Net loss per financial statements	(1,212,320)	(319,867)
Income tax recovery at statutory rate	(255,000)	(67,000)
Impact of different foreign statutory rates on earnings of subsidiaries	(30,000)	(24,000)
Permanent differences	137,000	-
True-up prior year differences		(15,000)
Increase in unrecognized tax benefits	148,000	106,000
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2022 and 2021 are as follows:

	2022$	2021$

Net operating losses carried forward	1,304,000	1,156,000
Valuation allowance	(1,304,000)	(1,156,000)
Net deferred income tax asset	–	–

The Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The Company’s carry-forward losses that may be applied to future Canadian income taxes expire as follows:

Expiring in 2038-	$272,000
2039-	$546,000
2040-	$457,000
2041-	$479,000
2042-	$499,000

The Company losses that may be applied to future US income taxes expire as follows:

Expiring in 2032-	$2,780,000
2033-	$202,000
2034-	$260,000

There are another $75,000 in US losses that have no expiry date.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness, as described below.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of May 12, 2023, the names, ages and positions of our directors and executive officers were as follows:

Name	Age	Position
John Balanko	63	Chairman, President, Chief Executive Officer, Director
Peter Miele	64	Vice President, Chief Financial Officer, Secretary, Director

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

Mr. Miele previously served as a member of the Board of Directors of Fibresources Corporation (now, AJA Ventures Inc.), a company formerly listed on the TSX Venture Exchange in Canada, from 2006 to 2020. In 2004, Mr. Miele was involved in the successful launch of a bottled water company. Innovative and creative, Mr. Miele was involved in the strategic and corporate development of the company’s overall corporate branding, as well as creating and facilitating the company’s marketing and production of new brands of bottled water products.

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

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

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

Summary Compensation Table
Name and Principal Position	Year ended December 31	Salary ($)	Total ($)
John Balanko, Chief Executive Officer (1)	2022	225,000	225,000
	2021	215,000	215,000
Peter Miele, Chief Financial Officer (2)	2022	225,000	225,000
	2021	215,000	215,000

(1)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012 and has served as the Chairman, President and Chief Executive Officer of Quest NV since the company’s inception in October 2008.

(2)	Peter Miele was appointed as our Vice President, Secretary and Director on January 6, 2012 and our Chief Financial Officer on April 13, 2012, and has served as the Executive Vice President of Quest NV since the company’s inception in October 2008.

Outstanding Equity Awards at Fiscal Year-End

None.

Management Agreements

On November 1, 2011, Quest NV entered into management agreements with each of John Balanko and Peter Miele pursuant to which Quest NV was obligated to pay Mr. Balanko and Mr. Miele a base fee of $12,500 per month, in advance, from October 3, 2011 until November 1, 2016. The base fee has increased by approximately 5% per year since 2017, such that during the fiscal year ended December 31, 2022, it was $18,750 per month. Either party may terminate the agreement upon written notice, but upon termination, each of Mr. Balanko and Mr. Miele are entitled to receive a termination fee equal to the sum of

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

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception on February 20, 2009 to December 31, 2022. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock and our Series A Voting Preferred Stock beneficially owned as of May 12, 2023 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	John Balanko (2) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	43,519,230		33.0
Common Stock	Peter Miele (3) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	43,919,230	(4)	33.3
All Officers and Directors as a Group		87,438,460		66.3
Series A Voting Preferred Stock (5)	John Balanko (2) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	1		50
Series A Voting Preferred Stock (5)	Peter Miele (3) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	1		50
All Officers and Directors as a Group		2		100

(1)	Based on 131,903,029 issued and outstanding shares of our common stock as of May 12, 2023.

(2)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012.

(3)	Peter Miele was appointed as our Vice President, Secretary and director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012.

(4)	Includes 43,519,230 shares of our common stock owned by Peter Miele directly, and 400,000 shares of our common stock owned by Anne Marie Miele, the spouse of Mr. Miele.

(5)	Each holder of our Series A Voting Preferred Stock is entitled to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Preferred Stock into a number equal to the quotient derived by dividing 0.4285 into the total number of votes of our common stock and any other capital stock of the Company (other than the Series A Voting Preferred Stock) having general voting rights. Holders of Series A Voting Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote. The holders of shares of our common stock and the holders of shares of any other capital stock of the Company having general voting rights shall vote together as one class on all matters submitted to a vote of our stockholders.

Changes in Control

As of May 12, 2023, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2022.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plans approved by security holders	-	-	-
Plans not approved by security holders	6,300,000	0.10	6,890,302	(1)

(1)	Represents unissued options to purchase shares of our common stock under the rolling 10% stock option plan we adopted on May 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2022, we owed $490,714 to John Balanko, our Chairman, President, Chief Executive Officer and director, which amount is unsecured, non-interest bearing and due on demand.

As of December 31, 2022, we owed $662,899 to Peter Miele, our Vice President, Chief Financial Officer, Secretary and director, which amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2022, we incurred a total of $225,000 (2021 - $215,000) in management fees to each of Mr. Balanko and Mr. Miele.

During the year ended December 31, 2022, we incurred $21,000 (2021 - $21,000) in rent to Mr. Miele.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, K.R. Margetson Ltd., in connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2022 ($)	Year Ended December 31, 2021 ($)
Audit fees and audit-related fees	9,500	12,000
Tax fees	-	-
All other fees	-	-
Total	9,500	12,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this annual report.

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated January 6, 2012 with Josh Morita, Quest Water Solutions, Inc. and the shareholders of Quest Water Solutions, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Designation for Series A Voting Preferred Stock filed with the Delaware Secretary of State on December 29, 2011 (1)
3.4	Certificate of Amendment filed with the Delaware Secretary of State on February 21, 2012 (3)
3.5	Certificate of Amendment filed with the Delaware Secretary of State on July 21, 2022 (4)
10.1	Agreement of Sale dated January 6, 2012 with Josh Morita (1)
10.2	Subscription Agreement dated January 6, 2012 (1)
10.3	Form of Warrant dated January 6, 2012 (1)
10.4	Registration Rights Agreement dated January 6, 2012 (1)
10.5	Form of Lock-Up Agreement dated January 6, 2012 (1)
10.6(a)	Lock-Up/Leak Out Agreement with John Balanko dated January 6, 2012 (1)
10.6(b)	Lock-Up/Leak Out Agreement with Peter Miele dated January 6, 2012 (1)
10.7	Management Agreement with John Balanko dated November 1, 2011 (1)
10.8	Management Agreement with Peter Miele dated November 1, 2011 (1)
10.9	Global Cooperation Partner Agreement between Quest Water Solutions, Inc. and Trunz Water Systems AG, dated June 29, 2011 (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (5)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 10, 2012.

(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the SEC on August 17, 2010.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 7, 2012.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 27, 2022.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 16, 2012.

Item 16. Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Balanko	Chairman, President, Chief Executive Officer, Director	May 15, 2023
John Balanko

/s/ Peter Miele	Vice President, Chief Financial Officer, Secretary, Director	May 15, 2023
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