Form 10-Q
period 2023-03-31
Quest Water Global, Inc.
filed 2023-05-22
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 22, 2023, the registrant’s outstanding common stock consisted of 131,903,029 shares.

2

Item 1. Financial Statements

Quest Water Global, Inc.

Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023 and 2022

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

3

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets
Prepaids	$7,870	$1,094
	7,870	1,094
Equipment, net (Note 4)	1,042	1,167
Total assets	$8,912	$2,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$46,684	$37,698
Investment in partnership, restated (Note 10)	36,200	33,980
Due to related company (Note 3)	49,841	49,841
Due to related parties (Note 5)	1,293,689	1,153,613
Total liabilities	1,426,414	1,275,132

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (Dec2022 – 131,903,029)	132	132
Additional paid-in capital	10,000,348	10,000,348
Deficit	(11,417,983)	(11,273,352)
Total stockholders’ deficit	(1,417,502)	(1,272,871)
Total liabilities and stockholders’ deficit	$8,912	$2,261

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022

Expenses
Automotive	$2,459	$2,645
Depreciation	125	-
Management fees	123,750	112,500
Office and miscellaneous	1,943	1,690
Professional fees	2,969	13,781
Rent	5,485	5,250
Telephone	922	963
Transfer agent and filing fees	4,758	7,806
Total expenses	142,411	144,635

Loss before other expense	(142,411)	(144,635)
Other expense
Decrease in equity of investment in partnership	(2,220)	(7,716)

Net loss and comprehensive loss	$(144,631)	$(152,351)

Net loss per share, basic and diluted	$(0.001)	$(0.002)
Weighted average number of shares outstanding, basic and diluted	131,903,029	85,164,569

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholder’s Deficit

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

For March 31, 2023	Preferred stock		Common stock		Additional paid-in
	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $
Balance, December 31, 2022	2	1	131,903,029	132	10,000,348	(11,273,352)	(1,272,871)
Net loss for the period	-	-	-	-	-	(144,631)	(144,631)

Balance, March 31, 2023	2	1	131,903,029	132	10,000,348	(11,417,983)	(1,417,502)

	Preferred stock		Common stock		Additional paid-in
For March 31, 2022	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $

Balance, December 31, 2021	2	1	85,164,569	85	6,332,748	(10,061,032)	(3,728,198)
Net loss for the period	–	–	–	–	–	(152,351)	(152,351)

Balance, March 31, 2022	2	1	85,164,569	85	6,332,748	(10,213,383)	(3,880,549)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Operating Activities:
Net loss for the period	$(144,631)	$(152,351)
Decrease in equity of partnership investment	2,220	7,716
Depreciation	125	-
Changes in operating assets and liabilities:
Prepaids	(6,776)	(10,123)
Accounts payable and accrued liabilities	8,987	(46)
Due to related company	-	(7,958)
Due to related parties	140,075	162,705

Net cash used in operating activities	-	(57)

Change in cash	-	(57)
Cash, beginning of period	-	4,227

Cash, end of period	$-	$4,170

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31 2023

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31 2023, the Company has a working capital deficiency of $1,418,544 of which $1,293,689 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $11,417,983. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

These condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. These condensed consolidated financial statements include the accounts of the Company; the Company’s wholly-owned subsidiary Quest Water Solutions, Inc., a company incorporated under the laws of the State of Nevada (“Quest Nevada”); AQUAtap Global, Inc., a company incorporated under the laws of the State of Wyoming; and Quest Nevada’s wholly-owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the Province of British Columbia, Canada. All inter-company balances and transactions have been eliminated on consolidation.

(b)	Interim Financial Statements

The accompanying condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2022. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. During the period ended March 31, 2023, AQUAtap incurred a loss of $5,843 (2022 - $20,305). The Company’s portion of the loss of $2,220 (2022 - $7,716) has been recorded as an expense and has reduced the equity of the investment.

4.	Equipment

Equipment is amortized over its useful life.

		Cost	Depreciation	Net
Computer	3 years	$1,500	$458	$1,042

5.	Related Party Transactions

(a)	As at March 31, 2023, a total of $560,616 (March 31, 2022 - $1,803,560) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at March 31, 2023, a total of $733,073 (March 31, 2022 - $1,991,903) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the three months ended March 31, 2023, the Company incurred a total of $123,750 (March 31, 2022 - $112,500) in management fees to the President and the Vice President of the Company.

(d)	For the three months ended March 31, 2023, the Company incurred $5,250 (March 31, 2022 - $5,250) in rent to the Vice President of the Company.(e)

(e)	On July 22, 2022, the Company issued 46,738,460 common shares at $0.065 per share for a total value of $3,038,000 to the President and Vice-President as payment to reduce the amount shown as due to related parties .

6.	Common Shares

On July 21, 2022 the authorized capital of the Company was increased from 95,000,000 to 500,000,000 shares of common stock with the par value of $0.000001.

On July 22, 2022, the Company converted an aggregate of $3,038,000 in debt owed to the President and Vice-President of the Company into 46,738,460 shares of common stock at a price of $0.065 per share.

At March 31, 2023, the Company had 131,903,029 shares of common stock outstanding (March 31, 2022 - 85,164,569 shares).

Basic and diluted loss per share

The calculation of the basic and diluted loss per share for the three months ended March 31, 2023 was based on the loss attributable to common shareholders of $144,631 (March 31, 2022 - $152,351) and a weighted average number of common shares outstanding of 131,903,029 (March 31, 2022 - 85,164,569).

At March 31, 2023, there were 6,300,000 stock options that were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2021	-	$-
Granted	8,500,000	0.10
Rescinded	(2,200,000)	0.10
Exercised	-	-

Balance, March 31, 2023	6,300,000	$0.10

Exercisable at March 31, 2023	6,300,000	$0.10

The options outstanding and exercisable at March 31, 2023 were granted effective July 20, 2022 and have a 5 year period during which they may be exercised. They have an exercise price of $0.10 per share and have a remaining life of 4.29 years.

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

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended March 31, 2023. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our interim unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this quarterly report, as well as the “Presentation of Information” section that appears at the beginning of this quarterly report.

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

Quest NV was incorporated under the laws of Nevada on October 20, 2008 and commenced operations on February 20, 2009. Its operations to date have consisted of business formation, strategic development, marketing, technologies development, negotiations with technologies companies and capital raising activities. Quest NV has not generated any revenues since its inception.

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

As a result of the Share Exchange, Quest NV became our wholly owned subsidiary, John Balanko and Peter Miele became our directors, officers and principal stockholders, and we assumed the business and operations of Quest NV. The Share Exchange was treated as a recapitalization effected through a share exchange, with Quest NV as the accounting acquirer and the Company as the accounting acquiree.

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

Results of Operations

For the Three Months Ended March 31, 2022

Revenue

We did not generate any revenue during the three months ended March 31, 2023 or 2022. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended March 31, 2023, we incurred $142,411 in total expenses, including $123,750 in management fees, $5,485 in rent, $4,758 in transfer agent and filing fees, $2,969 in professional fees, $2,459 in automotive expenses, $1,943 in office and miscellaneous expenses, $922 in telephone expenses and $125 in depreciation. During the same period in the prior year, we incurred $144,635 in total expenses, including $112,500 in management fees, $13,781 in professional fees, $7,806 in transfer agent and filing fees, $5,250 in rent, $2,645 in automotive expenses, $1,690 in office and miscellaneous expenses and $963 in telephone expenses. Our expenses were therefore relatively consistent between the two periods.

Other Income

During the three months ended March 31, 2023, we experienced a $2,220 decrease in the equity of our investment in the AQUAtapTM Oasis Partnership SARL, a collaborative partnership that Quest NV entered into in 2019 for the purpose of commencing a profitable safe water initiative in the DRC. During the same period in the prior year, we experienced a $7,716 decrease in the equity of the same investment.

Net Loss

During the three months ended March 31, 2023, we incurred a net loss of $144,361, whereas we incurred a net loss of $152,351 during the same period in the prior year. Our net loss per share during the three months ended March 31, 2023 and 2022 was $0.001 and $0.002, respectively.

Liquidity and Capital Resources

As of March 31, 2023 we had $Nil in cash, $8,912 in total assets, $1,426,414 in total liabilities and a working capital deficiency of $1,418,544. As of that date, we also had an accumulated deficit of $11,417,983.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2023.

During the three months ended March 31, 2023, we spent $Nil in net cash on operating activities, compared to $57 in net cash spending on operating activities during the same period in the prior year. Although we experienced a net loss in the current period as described above, it was offset by certain changes in our operating assets and liabilities, notably increases in our “accounts payable” and “due to related parties” balances.

We did not spend or receive any cash in respect of investing activities or financing activities during the three months ended March 31, 2023 or 2022.

During the three months ended March 31, 2023, our cash decreased by $Nil as a result of our operating activities. As of March 31, 2023, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2023, we had a working capital deficiency of $1,418,544 and an accumulated deficit of $11,417,983. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

The Company’s condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Our condensed consolidated financial statements include the accounts of the Company; the Company’s wholly-owned subsidiaries Quest Water Solutions, Inc., a company incorporated under the laws of the State of Nevada (“Quest Nevada”), and AQUAtap Global, Inc., a company incorporated under the laws of the State of Wyoming; and Quest Nevada’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada. All inter-company balances and transactions have been eliminated on consolidation.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 22, 2023	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

