Form 10-Q
period 2023-09-30
Quest Water Global, Inc.
filed 2023-11-13
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, the registrant’s outstanding common stock consisted of 131,903,029 shares.

2

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(EXPRESSED IN US DOLLARS)

Index

Condensed Consolidated Interim Balance Sheets	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-3

Condensed Consolidated Interim Statements of Stockholders’ Deficit	F-4

Condensed Consolidated Interim Statements of Cash Flows	F-5

Notes to the Condensed Consolidated Interim Financial Statements	F-6 to 8

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$42	$-
Prepaids	4,858	1,094
	4,900	1,094
Equipment, net (Note 4)	792	1,167
Total assets	$5,692	$2,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$50,726	$37,698
Investment in partnership, restated (Note 3)	45,064	33,980
Due to related company (Note 3)	42,303	49,841
Due to related parties (Note 5)	1,585,493	1,153,613
Total liabilities	1,723,586	1,275,132

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2022 – 131,903,029)	132	132
Additional paid-in capital	10,000,348	10,000,348
Deficit	(11,718,375)	(11,273,352)
Total stockholders’ deficit	(1,717,894)	(1,272,871)
Total liabilities and stockholders’ deficit	$5,692	$2,261

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	For the three months ended Sep 30, 2023	For the three months ended Sep 30, 2022	For the nine months ended Sep 30, 2023	For the nine months ended Sep 30, 2022

Expenses
Automotive	$2,212	$2,417	$6,819	$7,732
Depreciation	125	-	375	-
Management fees	123,750	112,500	371,250	337,500
Office and miscellaneous	1,290	5	4,933	3,256
Professional fees	3,209	12,921	16,772	40,078
Rent	5,514	5,470	16,484	16,259
Telephone	824	762	2,561	2,602
Transfer agent and filing fees	3,574	4,120	14,744	18,124
Stock based compensation	-	801,102	-	801,102
Total expenses	140,498	939,297	433,938	1,226,653

Loss before other income	(140,498)	(939,297)	(433,938)	(1,226,653)
Other income (expense)
Decrease in equity of investment in partnership	(2,332)	(8,849)	(11,085)	(16,565)

Net loss and comprehensive loss	$(142,830)	$(948,146)	$(445,023)	$(1,243,218)

Net loss per share, basic and diluted	$(0.001)	$(0.008)	$(0.003)	$(0.013)
Weighted average number of shares outstanding, basic and diluted	131,903,029	120,726,441	131,903,029	97,148,790

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholder’s Deficit

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	Preferred stock		Common stock		Additional paid-in
		Amount		Amount	capital	Deficit	Total
For September 30, 2023	Number	$	Number	$	$	$	$
Balance, December 31, 2022	2	1	131,903,029	132	10,000,348	(11,273,352)	(1,272,871)
Net loss for the period	-	-	-	-	-	(445,023)	(445,023)

Balance, September 30, 2023	2	1	131,903,029	132	10,000,348	(11,718,375)	(1,717,894)

	Preferred stock		Common stock		Additional paid-in
		Amount		Amount	capital	Deficit	Total
For September 30, 2022	Number	$	Number	$	$	$	$
Balance, December 31, 2021	2	1	85,164,569	85	6,332,748	(10,061,032)	(3,728,199)
Shares issued for debt at $0.065	-	-	46,738,460	47	3,037,953	-	3,038,000
Stock based compensation	-	-	-	-	801,102	-	801,102
Net loss for the period	-	-	-	-	-	(1,243,218)	(1,243,218)

Balance, September 30, 2022	2	1	131,903,029	132	10,171,803	(11,304,250)	(1,132,315)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

Cash Flows from Operating Activities:
Net loss for the period	$(445,023)	$(1,243,218)
Decrease in equity of partnership investment	11,085	16,565
Depreciation	375	208
Shares issued for debt	-	3,038,000
Stock based compensation	-	801,102
Changes in operating assets and liabilities:
Prepaids	(3,764)	(4,453)
Accounts payable and accrued liabilities	13,028	12,743
Due to related company	(7,539)	(21,358)
Due to related parties	431,880	(2,602,262)

Net cash provided by (used in) operating activities	42	(2,673)

Cash Flows from Investing Activities:
Equipment purchase	$-	$(1,500)

Net cash used in investing activities	-	(1,500)

Change in cash	42	(4,173)
Cash, beginning of period	-	4,227

Cash, end of period	$42	$54

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2023

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2023, the Company has a working capital deficiency of $1,718,686 of which $1,585,493 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $11,718,375. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Investment in and Due to Related Company

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. During the period ended September 30, 2023, AQUAtap incurred a loss of $29,170 (2022 - $43,592). The Company’s portion of the loss of $11,085 (2022 - $16,565) has been recorded as an expense and has reduced the equity of the investment.

The due to related company amounts pertain to funds received on behalf of AQUAtap relating to rights agreements for water units. As at September 30, 2023, a balance of $42,303 was owing to AQUAtap.

4. Equipment

Equipment is depreciated over its useful life.

		Cost	Depreciation	Net
Computer	3 years	$1,500	$708	$792

5. Related Party Transactions

(a)	As at September 30, 2023, a total of $711,845 (December 31, 2022 - $490,714) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at September 30, 2023, a total of $873,648 (December 31, 2022 - $662,899) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the nine months ended September 30, 2023, the Company incurred a total of $371,250 (September 30, 2022 - $337,500) in management fees to the President and the Vice President of the Company.

(d)	For the nine months ended September 30, 2023, the Company incurred $15,750 (September 30, 2022 - $15,750) in rent to the Vice President of the Company.

(e)	On July 22, 2022, the Company issued 46,738,460 common shares at a price of $0.065 per share to the President and Vice-President of Company pursuant to debt conversions in the aggregate amount of $3,038,000.

6. Common Shares

On July 21, 2022, the authorized capital of the Company was increased from 95,000,000 to 500,000,000 shares of common stock with the par value of $0.000001.

On July 22, 2022, the Company converted an aggregate of $3,038,000 in debt owed to the President and Vice-President of the Company into 46,738,460 shares of common stock at a price of $0.065 per share.

At September 30, 2023, the Company had 131,903,029 shares of common stock outstanding. (December 31, 2022 – 131,903,029 common shares).

Basic and diluted loss per share

The calculation of the basic and diluted loss per share for the nine months ended September 30, 2023 was based on the loss attributable to common shareholders of $445,023 (September 30, 2022 – $1,243,218) and a weighted average number of common shares outstanding of 131,903,029 (September 30, 2022 – 97,148,790).

At September 30, 2023, there were 6,300,000 stock options that were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2021	-	$-
Granted	8,500,000	0.10
Rescinded	(2,200,000)	0.10
Exercised	-	-
Balance, December 31, 2022 and September 30, 2023	6,300,000	$0.10

Exercisable at September 30, 2023	6,300,000	$0.10

The options outstanding and exercisable at September 30, 2023 were granted effective July 20, 2022 and have a 5 year period during which they may be exercised. They have an exercise price of $0.10 per share and have a remaining life of 3.79 years.

8. Operating Segment

The Company has only one operating segment, that being the construction and distribution of water equipment that provides drinking water to areas of the world where water and/or infrastructure is scarce. Currently the only customer is a related company in the Democratic Republic of Congo.

9. Subsequent Event

Subsequent to September 30, 2023, the Company entered into a partnership with Yonga Industries (Pty) Ltd., Yorown Energy (Pty) Ltd. and Kalo Products to form AQUAtap Oasis South Africa (PTY) Ltd. The Company holds a 49% interest in AQUAtap Oasis South Africa (PTY) Ltd., and the purpose of the partnership is to bring about positive social change by supplying and distributing affordable clean water to underserved communities throughout South Africa.

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our interim unaudited consolidated financial statements as at and for the period ended September 30, 2023. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended September 30, 2023

Revenue

We did not generate any revenue during the three months ended September 30, 2023 or 2022. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2023, we incurred $140,498 in total expenses, including $123,750 in management fees, $5,514 in rent, 3,574 in transfer agent and filing fees, $3,209 in professional fees, $$2,212 in automotive expenses, $1,290 in office and miscellaneous expenses, $824 in telephone expenses and $125 in depreciation. During the same period in the prior year, we incurred $939,297 in total expenses, including $801,102 in stock-based compensation, $112,500 in management fees, $12,291 in professional fees, $5,470 in rent, $4,120 in transfer agent and filing fees, $2,417 in automotive expenses, $762 in telephone expenses and $5 in office and miscellaneous expenses. Except for the significant stock-based compensation expense we incurred during the three months ended September 30, 2022, which was entirely attributable to the granting of an aggregate of 8,500,000 options, substantially all of which vested during the quarter, our expenses were relatively consistent between the two periods.

Other Income

During the three months ended September 30, 2023, we experienced a $2,332 decrease in the equity of our investment in the AQUAtap™ Oasis Partnership SARL, a collaborative partnership that Quest NV entered into in 2019 for the purpose of commencing a profitable safe water initiative in the DRC. The equity of that investment decreased by $8,849 during the same period in the prior year.

Net Loss

During the three months ended September 30, 2023, we incurred a net loss of $142,830, whereas we incurred a net loss of $948,146 during the same period in the prior year. The decrease was substantially attributable to the decrease in our stock-based compensation expense from period-to-period as described above. Our net loss per share during the three months ended September 30, 2023 and 2022 was $0.001 and $0.008, respectively.

For the Nine Months Ended September 30, 2023

Revenue

We did not generate any revenue during the nine months ended September 30, 2023 or 2022. As described above, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the nine months ended September 30, 2023, we incurred $433,938 in total expenses, including $371,250 in management fees, $16,772 in professional fees, $16,484 in rent, $14,744 in transfer agent and filing fees, $6,819 in automotive expenses, $4,933 in office and miscellaneous expenses, $2,561 in telephone expenses and $375 in depreciation. During the same period in the prior year, we incurred $1,226,653 in total expenses, including $801,102 in stock-based compensation expense, $337,500 in management fees, $40,078 in professional fees, $18,124 in transfer agent and filing fees, $16,259 in rent, $7,732 in automotive expenses, $3,256 in office and miscellaneous expenses and $2,602 in telephone expenses.

Other than the significant decrease in our stock-based compensation expense as described above, and a $33,750 increase in management fees, which was largely offset by a $23,306 decrease in professional fees, our expenses were consistent from period-to-period.

Other Income

During the nine months ended September 30, 2023, we experienced a $11,085 decrease in the equity of our investment in the AQUAtap™ Oasis Partnership SARL. During the same period in the prior year, we experienced a $16,565 decrease in the equity of the same investment.

Net Loss

During the nine months ended September 30, 2023, we incurred a net loss of $445,023 and a net loss per share of $0.003, whereas we incurred a net loss of $1,243,218 and a net loss per share of $0.013 during the same period in the prior year. As described above, the decrease in our net loss between the two periods was primarily due to the significant decrease in our stock-based compensation expense.

Liquidity and Capital Resources

As of September 30, 2023 we had $42 in cash, $5,692 in total assets, $1,723,586 in total liabilities and a working capital deficiency of $1,718,686. As of that date, we also had an accumulated deficit of $11,718,375.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2023.

During the nine months ended September 30, 2023, we received $42 in net cash from operating activities, compared to $2,673 in net cash spending on operating activities during the same period in the prior year. Although we experienced a net loss in the current period as described above, it was offset by certain changes in our operating assets and liabilities, notably increases in our “accounts payable” and “due to related parties” balances.

We did not spend any net cash on investing activities during the nine months ended September 30, 2023, whereas we spent $1,500 in net cash during the same period in the prior year, all of which was attributable to equipment purchases.

We did not spend or receive any cash in respect of financing activities during the nine months ended September 30, 2023 or 2022.

During the nine months ended September 30, 2023, our cash increased by $42 as a result of our operating activities. As of September 30, 2023, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

Plan of Operations

Our plan of operations over the next 12 months is to continue to address water quality and supply issues in the DRC through the installation of our AQUAtap™ Community Water Purification & Distribution systems as well as the employment of our WEPS™ technology, and we anticipate that we will require a minimum of $1,011,000 to pursue those plans.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at September 30, 2023, we had a working capital deficiency of $1,718,686 and an accumulated deficit of $11,718,375. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2023	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

