Form 10-K
period 2023-12-31
Quest Water Global, Inc.
filed 2024-04-16
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-56480

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $933,755.95, based on 44,464,569 shares of common stock and a price per share of $0.021 as of June 30, 2023

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 131,903,029 as of April 15, 2024

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This annual report includes our audited consolidated financial statements as at and for the years ended December 31, 2023 and 2022. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.

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

To date, we have focused our activities on the formation of safe water partnerships and the sale and installation of our products, with emphasis on our AQUAtapTM Community Water Purification & Distribution systems throughout North America, Latin America, the Caribbean and Africa, with specific attention to the Democratic Republic of the Congo (the “DRC”), Angola and South Africa.

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

AQUAtap Global

In July 2021, we incorporated a new operating subsidiary, AQUAtap Global, Inc., a Wyoming corporation (“AQUAtap”). Through AQUAtap, we expect to coordinate, facilitate and manage our current, planned and future safe water partnerships throughout Africa, Latin America and the Caribbean that provide clean water initiatives for underserved communities. AQUAtap, together with its strategic global partners, plans to establish separate partnerships in each country in which it operates and engage experienced local individuals and organizations for operational expertise. We anticipate that this will enable these partnerships to enter into public-private partnerships (commonly known as PPPs) with NGOs, strategic investors and various levels of government.

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

As described above, we have focused our activities to date on North America, Latin America, the Caribbean and Africa, with emphasis on the DRC, Angola and South Africa. There is a vast and increasing demand for a sustainable, cost-effective and decentralized continuous, reliable supply of clean drinking water. We provide clean drinking water to end-users utilizing various formats of our water purification and distribution systems that include selling drinking water to underserved communities at socially responsible rates, selling inexpensive bulk drinking water, and providing government-subsidized community level drinking water. Applications of our systems include rural and peri-urban community water supply, water supply for household needs, remote work site camps and water supply for disaster relief and emergency preparedness

AQUAtapTM Community Water Purification & Distribution System

We have developed the AQUAtapTM, a proprietary community drinking water system that is a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each AQUAtapTM unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit can convert brackish, sea or contaminated fresh water into high-quality drinking water at a rate of up to 100,000 litres per day, suitable for up to 20,000 people. Reverse osmosis and ultrafiltration purification remove suspended solids, turbidity, viruses, bacteria and most organic compounds.

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

Development of Business and Growth Strategy

Our goal is to address the vital issue of water quality and water supply by providing an alternative, sustainable source of pure water at the smallest possible environmental cost to global areas in need, while becoming a leading company in providing decentralized, turn-key solutions using alternative energy for the purification, desalination and distribution of clean drinking water. As of the date of this annual report, our primacy focus is on forming partnerships on a global scale and establishing clean water initiatives using our AQUAtapTM Community Water Purification & Distribution systems.

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

Suppliers

Many of the components we use in our products are readily available from multiple world-wide manufacturers. We currently use specific suppliers for certain proprietary components and technologies, including Aquamat SA, Pure Aqua, Inc., Master Water Conditioning Corporation, Susteq B.V. and UV Pure Technologies Inc.

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

Intellectual Property

On June 18, 2013, the United States Patent and Trademark Office registered the trademark for our AQUAtap™ system.

Employees

We currently have two full time employees and nine independent contractors working with us. From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have processes for assessing, identifying and managing material risks from cybersecurity threats. These processes are integrated into our overall risk management systems, as overseen by our board of directors. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. We conduct security assessments of certain third-party providers before engagement and have established monitoring procedures in our effort to mitigate risks related to data breaches or other security incidents originating from third parties. We have a third-party consultant who, from time to time, evaluates any potential cybersecurity risks on our behalf.

Item 2. Properties

Our principal executive office is located at Suite 209 – 828 Harbourside Drive, North Vancouver, British Columbia, Canada, for which we do not pay any rent. In addition, we previously rented office space from our Vice President on a month-to-month basis at a cost of $1,750 per month, which arrangement was terminated as of December 31, 2023. We believe that our current office is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

As of April 15, 2024, there were 131,903,029 shares of our common stock issued and outstanding, plus outstanding options to purchase 10,050,000 shares of our common stock an exercise price of $0.10 per share. As of that date, we did not have any outstanding warrants or other securities convertible into shares of our common stock.

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

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Pink
Quarter Ended	High ($)	Low ($)
December 31, 2023	0.0972	0.0253
September 30, 2023	0.0599	0.0134
June 30, 2023	0.114	0.0116
March 31, 2023	0.1011	0.023
December 31, 2022	0.145	0.06
September 30, 2022	0.20	0.065
June 30, 2022	0.14	0.105
March 31, 2022	0.15	0.10

Holders

As of April 15, 2024, there were approximately 60 registered holders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2023.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended December 31, 2023.

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

Results of Operations

Revenue

We did not generate any revenue during years ended December 31, 2023 or 2022. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the year ended December 31, 2023, we incurred $596,013 in total expenses, including $495,000 in management fees, $31,673 in professional fees, $20,674 in transfer agent and filing fees, $21,000 in rent, $9,021 in automotive expenses, $3,320 in telephone expenses, $14,825 in office and miscellaneous expenses, and $500 in depreciation.

During the prior year, we incurred $1,191,707 in total expenses, including $629,647 in stock-based compensation expense, $450,000 in management fees, $51,874 in professional fees, $22,033 in transfer agent and filing fees, $21,000 in rent, $10,050 in automotive expenses, $3,280 in telephone expenses, $3,490 in office and miscellaneous expenses, and $333 in depreciation.

The decrease of $595,694 or approximately 50% in our total expenses between 2022 and 2023 was almost entirely attributable to the significant stock-based compensation expense we incurred in 2022.

Net Loss

During the year ended December 31, 2023, we incurred a net loss of $596,013, whereas we incurred a net loss of $1,191,707 during the prior year. Our net loss per share during those two years was $0.005 and $0.011, respectively.

Liquidity and Capital Resources

As of December 31, 2023, we had $3 in cash, $2,199 in total assets, $1,837,103 in total liabilities and a working capital deficit of $1,835,571. As of December 31, 2023 we had an accumulated deficit of $11,835,385.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2024.

During the year ended December 31, 2023, we used net cash of $579,827 on operating activities, compared to $561,582 in net cash used on operating activities during the prior year. Our net cash spending on operating activities during the two fiscal years was therefore reasonably consistent.

We did not use any net cash on investing activities during the year ended December 31, 2023, whereas we used $1,500 in net cash on investing activities during the prior year for an equipment purchase.

We received $579,830 in net cash from financing activities during the year ended December 31, 2023, all of which was in the form of advances from related parties. During the year ended December 31, 2022, we received $558,855 in net cash from financing activities, all of which was also in the form of advances from related parties.

During the year ended December 31, 2023, our cash increased by $3 as a result of our operating and financing activities, from $Nil to $3. As of December 31, 2023, we did not have sufficient cash resources to meet our operating expenses for even one month based on our then-current burn rate. However, we have continued to rely on advances from related parties to continue operating and expect to do so for the foreseeable future.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2023, we had a working capital deficit of $1,881,355 and an accumulated deficit of $11,881,836. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

QUEST WATER GLOBAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quest Water Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Water Global, Inc. and Subsidiaries (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

April 16, 2024

QUEST WATER GLOBAL, INC.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2023	2022
		(Restated)
ASSETS
Current assets
Cash	$3	$-
Prepaid expenses	1,529	1,094
	1,532	1,094
Equipment, net (Note 4)	667	1,167
Total assets	$2,199	$2,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$62,387	$37,698
Due to related company (Note 3)	41,273	49,841
Due to related parties (Note 5)	1,733,443	1,153,613
Total liabilities	1,837,103	1,241,152

Commitments and Contingencies	$-	$-

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2022 – 131,903,029)	132	132
Additional paid-in capital	10,000,348	10,000,348
Deficit	(11,835,385)	(11,239,372)
Total stockholders’ deficit	(1,834,904)	(1,238,891)
Total liabilities and stockholders’ deficit	$2,199	$2,261

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	For the year ended December 31, 2023	For the year ended December 31, 2022
		(Restated)
Expenses
Automotive	$9,021	$10,050
Depreciation	500	333
Management fees	495,000	450,000
Office and miscellaneous	14,825	3,490
Professional fees	31,673	51,874
Rent	21,000	21,000
Telephone	3,320	3,280
Transfer agent and filing fees	20,674	22,033
Stock based compensation	-	629,647
Total expenses	596,013	1,191,707

Loss before other income	(596,013)	(1,191,707)

Net loss and comprehensive loss	$(596,013)	$(1,191,707)

Net loss per share, basic and diluted	$(0.005)	$(0.011)
Weighted average number of shares outstanding, basic and diluted	131,903,029	105,908,762

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Stockholder’s Deficit

(Expressed in US Dollars)

	Preferred stock		Common stock		Additional paid-in
		Amount		Amount	capital	Deficit	Total
For December 31, 2023	Number	$	Number	$	$	$	$
Balance, December 31, 2022	2	1	131,903,029	132	10,000,348	(11,239,372)	(1,238,891)
Net loss for the period	-	-	-	-	-	(596,013)	(596,013)

Balance, December 31, 2023	2	1	131,903,029	132	10,000,348	(11,835,385)	(1,834,904)

	Preferred stock		Common stock		Additional paid-in
(Restated)		Amount		Amount	capital	Deficit	Total
For December 31, 2022	Number	$	Number	$	$	$	$
Balance, December 31, 2021	2	1	85,164,569	85	6,332,748	(10,047,665)	(3,714,831)
Shares issued for debt at $0.065	-	-	46,738,460	47	3,037,953	-	3,038,000
Stock based compensation	-	-	-	-	629,647	-	629,647
Net loss for the period	-	-	-	-	-	(1,191,707)	(1,191,707)

Balance, December 31, 2022	2	1	131,903,029	132	10,000,348	(11,239,372)	(1,238,891)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the year ended December 31, 2023	For the year ended December 31, 2022
		(Restated)
Cash Flows from Operating Activities:
Net loss for the period	$(596,013)	$(1,191,707)
Depreciation	500	333
Stock based compensation	-	629,647
Changes in operating assets and liabilities:
Prepaids	(435)	(1,094)
Accounts payable and accrued liabilities	24,689	22,598
Due to related company	(8,568)	(21,359)

Net cash provided by (used in) operating activities	(579,827)	(561,582)

Cash Flows from Investing Activities:
Equipment purchase	$-	$(1,500)

Net cash used in investing activities	-	(1,500)

Cash flows from financing activities
Advances from related parties	$579,830	$558,855

Net cash provided by financing activities	579,830	558,855

Change in cash	3	(4,227)
Cash, beginning of period	-	4,227

Cash, end of period	$3	$-

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2023

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2023, the Company has a working capital deficiency of $1,835,571 of which $1,733,443 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $11,835,385. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(f) Revenue Recognition

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

(g) Stock-based Compensation

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

(h) Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“LPS”) on the face of the income statement. Basic LPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted LPS gives effect to all dilutive potential common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted LPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive and stock options are the potential shares.

(i) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

(j) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at December 31, 2023 and 2022, the Company had no items representing comprehensive income or loss.

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

During the year ended December 31, 2022, the investment balance was reduced to zero therefore the Company discontinued the equity method. The Company adjusted the loss of $33,980 and has restated the financial statements for December 31, 2022 to reflect what was previously recorded. The accounts impacted by the change are detailed below.

Restatement

For the Consolidated Balance Sheet for December 31, 2022	Originally Reported	Change	As Restated

ASSETS
Current assets
Cash	$-		$
Prepaid expenses	1,094	-		1,094
	1,094	-		1,094
Equipment, net (Note 4)	1,167	-		1,167
Total assets	$2,261			$2,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$37,698			$37,698
Investment in partnership, related (Note 3)	33,980	(33,980)		-
Due to related company (Note 3)	49,841			49,841
Due to related parties (Note 5)	1,153,613			1,153,613
Total liabilities	1,275,132			1,241,152

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	$1			$1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2022 – 131,903,029)	132			132
Additional paid-in capital	10,000,348			10,000,348
Deficit	(11,273,352)	(33,980)		(11,239,372)
Total stockholders’ deficit	(1,272,871)	(33,980)		(1,238,891)
Total liabilities and stockholders’ deficit	$2,261			$2,261

Consolidated Statements of Operations and Comprehensive Loss	Originally Reported	Change	As Restated
For December 31, 2022

Expenses
Automotive	$10,050		$10,050
Depreciation	333		333
Management fees	450,000		450,000
Office and miscellaneous	3,490		3,490
Professional fees	51,874		51,874
Rent	21,000		21,000
Telephone	3,280		3,280
Transfer agent and filing fees	22,033		22,033
Stock based compensation	629,647		629,647
Total expenses	1,191,707		1,191,707

Loss before other income	(1,191,707)		(1,191,707)
Other income (expense)
Decrease in equity of investment in partnership	(20,613)	20,613	-

Net loss and comprehensive loss	$(1,212,320)	20,613	$(1,191,707)

Net loss per share, basic and diluted	$(0.011)		$(0.011)

Weighted average number of shares outstanding, basic and diluted	105,908,762		105,908,762

Consolidated Statements of Cash Flows for December 31, 2022	Originally			As
	Reported	Change		Restated
Operating Activities:
Net loss for the period	$(1,212,320)		$20,613	(1,191,707)
Decrease in equity of partnership investment	20,613		(20,613)	-
Depreciation	333			333
Stock based compensation	629,647			629,647
Changes in operating assets and liabilities:
Prepaids	(1,094)			(1,094)
Accounts payable and accrued liabilities	22,598			22,598
Due to related company	(21,359)			(21,359)

Net cash used in operating activities	$(561,582)			(561,582)

Cash flows from investing activities:
Equipment purchase	$(1,500)			(1,500)

Net cash used in investing activities	$(1,500)			(1,500)

Cash flows from financing activities:
Advances from related parties	$558,855			558,855

Net cash provided by financing activities	$558,855			558,855

Change in cash	$(4,227)			(4,227)
Cash, beginning of period	4,227			4,227

Cash, end of period	$-	$		-

Supplemental disclosures:
Interest paid	$–	$		–
Income tax paid	$–	$		–

The due to related company amounts pertain to funds received on behalf of AQUAtap relating to rights agreements for water units. As at December 31, 2023, a balance of $41,273 was owing to AQUAtap.

4. Equipment

Equipment is depreciated over its useful life.

		Cost	Depreciation	Net
Computer	3 years	$1,500	$833	$667

5. Related Party Transactions

(a)	As at December 31, 2023, a total of $790,331 (December 31, 2022 - $490,714) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at December 31, 2023, a total of $943,112 (December 31, 2022 - $662,899) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the year ended December 31, 2023, the Company incurred a total of $495,000 (December 31, 2022 - $450,000) in management fees to the President and the Vice President of the Company.

(d)	For the year ended December 31, 2023, the Company incurred $21,000 (December 31, 2022 - $21,000) in rent to the Vice President of the Company. The rent was payable for a residential office on a month-to-month basis. At December 31, 2023, the arrangement was terminated.

(e)	On July 22, 2022, the Company converted an aggregate of $3,038,000 in debt owed to the President and Vice-President of Company into 46,738,460 shares of common stock at a price of $0.065 per share.

6. Common Stock

On July 21, 2022, the authorized capital of the Company was increased from 95,000,000 to 500,000,000 shares of common stock with a par value of $0.000001.

On July 22, 2022, the Company converted an aggregate of $3,038,000 in debt owed to the President and Vice-President of the Company into 46,738,460 shares of common stock at a price of $0.065 per share.

At December 31, 2023, the Company had 131,903,029 shares of common stock outstanding (December 31, 2022 - 131,903,029 shares).

Basic and diluted loss per share

The calculation of the basic and diluted loss per share for the year ended December 31, 2023 was based on the loss attributable to common stockholders of $608,484 (December 31, 2022 - $1,212,320) and a weighted average number of shares of common stock outstanding of 131,903,029 (December 31, 2022 - 105,908,762).

At December 31, 2023, 6,300,000 stock options were excluded from the diluted weighted average number of shares calculation as their effect would have been anti-dilutive.

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2021	-	$-
Granted	8,500,000	0.10
Rescinded	(2,200,000)	0.10
Exercised	-	-
Balance, December 31, 2023 and December 31, 2022	6,300,000	$0.10

Exercisable at December 31, 2023	6,300,000	$0.10

The following weighted average assumption were used for the Black-Scholes valuation of the stock options granted:

Risk-free interest rate	3.17%
Expected life of options	5 years
Annualized volatility	306.66%
Dividend rate	Nil

The stock options outstanding and exercisable at December 31, 2023 were granted effective July 20, 2022 and have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.10 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 3.54 years. The awards are Level 3 with non-recurring valuation.

8. Operating Segment

The Company has only one operating segment, that being the construction and distribution of water equipment that provides drinking water to areas of the world where water and/or infrastructure is scarce. Currently the only customer is a related company in the Democratic Republic of Congo.

9. South African Partnership

On October 12, 2023, the Company entered into a partnership with Yonga Industries (Pty) Ltd. and Yorown Energy (Pty) Ltd. to form AQUAtap Oasis South Africa (Pty) Ltd. The Company holds a 49% interest in AQUAtap Oasis South Africa (Pty) Ltd., and the purpose of the partnership is to bring about positive social change by supplying and distributing affordable clean water to underserved communities throughout South Africa.

10. Income Taxes

The Company is subject to US federal and state income taxes at a rate of 21%. Its Canadian subsidiaries are subject to federal and provincial income taxes at a statutory rate of 27%. The reconciliation of the provision for income taxes at the consolidated corporate tax rate compared to the Company’s income tax expense as reported is as follows:

	2023 $	2022 $

Net loss per financial statements	(596,013)	(1,191,707)

Income tax recovery at statutory rate	(125,000)	(250,000)
Impact of different foreign statutory rates on earnings of subsidiaries	(33,000)	(30,000)
Permanent differences	-	132,000
Increase in unrecognized tax benefits	158,000	148,000
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2023 and 2022 are as follows:

	2023 $	2022 $

Net operating losses carried forward	1,462,000	1,304,000
Valuation allowance	(1,462,000)	(1,304,000)
Net deferred income tax asset	–	–

The Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The Company’s carry-forward losses that may be applied to future Canadian income taxes expire as follows:

Expiring in 2038-	$272,000
2039-	$546,000
2040-	$457,000
2041-	$479,000
2042-	$499,000
2043	$541,898

The Company losses that may be applied to future US income taxes expire as follows:

Expiring in 2032-	$2,780,000
2033-	$202,000
2034-	$260,000

There are another $127,000 in US losses that have no expiry date.

11. Subsequent Event

On January 5, 2024, the Company granted an aggregate of 3,750,000 stock options to various consultants and advisory board members. Each option is exercisable into one share of the Company’s common stock at a price of $0.10 per share for a period of five years.

The Company has evaluated all subsequent events as of the date of this report and has determined that there are no events that require disclosure as of the date of issuance.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness, as described below.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of April 15, 2024, the names, ages and positions of our directors and executive officers were as follows:

Name	Age	Position
John Balanko	64	Chairman, President, Chief Executive Officer, Director
Peter Miele	65	Vice President, Chief Financial Officer, Secretary, Director

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

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to our principal executive officer and our most highly compensated other executive officer during the years ended December 31, 2023 and 2022. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year ended December 31	Salary ($)	Total ($)
John Balanko, Chief Executive Officer (1)	2023	247,500	247,500
	2022	225,000	225,000
Peter Miele, Chief Financial Officer (2)	2023	247,500	247,500
	2022	225,000	225,000

(1)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012 and has served as the Chairman, President and Chief Executive Officer of Quest NV since the company’s inception in October 2008.

(2)	Peter Miele was appointed as our Vice President, Secretary and Director on January 6, 2012 and our Chief Financial Officer on April 13, 2012, and has served as the Executive Vice President of Quest NV since the company’s inception in October 2008.

Outstanding Equity Awards at Fiscal Year-End

None.

Management Agreements

On November 1, 2011, Quest NV entered into management agreements with each of John Balanko and Peter Miele pursuant to which Quest NV was obligated to pay Mr. Balanko and Mr. Miele a base fee of $12,500 per month, in advance, from October 3, 2011 until November 1, 2016. The base fee has increased by approximately 5% per year since 2017, such that during the fiscal year ended December 31, 2023, it was $20,625 per month. Either party may terminate the agreement upon written notice, but upon termination, each of Mr. Balanko and Mr. Miele are entitled to receive a termination fee equal to the sum of

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

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception on February 20, 2009 to December 31, 2023. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock and our Series A Voting Preferred Stock beneficially owned as of April 15, 2024 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	John Balanko (2) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	43,519,230		33.0
Common Stock	Peter Miele (3) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	43,919,230	(4)	33.3
All Officers and Directors as a Group		87,438,460		66.3
Series A Voting Preferred Stock (5)	John Balanko (2) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	1		50
Series A Voting Preferred Stock (5)	Peter Miele (3) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	1		50
All Officers and Directors as a Group		2		100

(1)	Based on 131,903,029 issued and outstanding shares of our common stock as of April 15, 2024.

(2)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012.

(3)	Peter Miele was appointed as our Vice President, Secretary and director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012.

(4)	Includes 43,519,230 shares of our common stock owned by Peter Miele directly, and 400,000 shares of our common stock owned by Anne Marie Miele, the spouse of Mr. Miele.

(5)	Each holder of our Series A Voting Preferred Stock is entitled to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Preferred Stock into a number equal to the quotient derived by dividing 0.4285 into the total number of votes of our common stock and any other capital stock of the Company (other than the Series A Voting Preferred Stock) having general voting rights. Holders of Series A Voting Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote. The holders of shares of our common stock and the holders of shares of any other capital stock of the Company having general voting rights shall vote together as one class on all matters submitted to a vote of our stockholders.

Changes in Control

As of April 15, 2024, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2023.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2023, we owed $790,331 to John Balanko, our Chairman, President, Chief Executive Officer and director, which amount is unsecured, non-interest bearing and due on demand.

As of December 31, 2023, we owed $943,112 to Peter Miele, our Vice President, Chief Financial Officer, Secretary and director, which amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2023, we incurred a total of $247,500 (2022 - $225,000) in management fees to each of Mr. Balanko and Mr. Miele.

During the year ended December 31, 2023, we incurred $21,000 (2022 - $21,000) in rent to Mr. Miele.

Other than as described above, we have not entered into any transactions since the beginning of our last fiscal year with our executive officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Fruci & Associates II, PLLC, in connection with the audit of our financial statements for the years ended December 31, 2023 and 2022, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2023 ($)	Year Ended December 31, 2022 ($)
Audit fees and audit-related fees	15,000	-
Tax fees	-	-
All other fees	-	-
Total	15,000	-

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

Date: April 16, 2024	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Balanko	Chairman, President, Chief Executive Officer, Director	April 16, 2024
John Balanko

/s/ Peter Miele	Vice President, Chief Financial Officer, Secretary, Director	April 16, 2024
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