Form 10-Q
period 2024-03-31
Quest Water Global, Inc.
filed 2024-05-21
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 20, 2024, the registrant’s outstanding common stock consisted of 131,903,029 shares.

2

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(EXPRESSED IN US DOLLARS)

Index

Condensed Consolidated Interim Balance Sheets	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-3

Condensed Consolidated Interim Statements of Stockholders’ Deficit	F-4

Condensed Consolidated Interim Statements of Cash Flows	F-5

Notes to the Condensed Consolidated Interim Financial Statements	F-6 to F-9

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	March 31,	December 31,
	2024	2023
		(Audited)
ASSETS
Current assets
Cash	$-	$3
Prepaid expenses	8,337	1,529
	8,337	1,532
Equipment, net (Note 4)	541	667
Total assets	$8,878	$2,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$81,938	$62,387
Due to related company (Note 3)	41,273	41,273
Due to related parties (Note 5)	1,865,526	1,733,443
Total liabilities	1,988,737	1,837,103

Commitments and Contingencies	$-	$-

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2023 – 131,903,029)	132	132
Additional paid-in capital	10,187,703	10,000,348
Deficit	(12,167,695)	(11,835,385)
Total stockholders’ deficit	(1,979,859)	(1,834,904)
Total liabilities and stockholders’ deficit	$8,878	$2,199

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
		(Restated)
Expenses
Automotive	$886	$2,459
Depreciation	125	125
Management fees	123,750	123,750
Office and miscellaneous	817	1,943
Professional fees	13,932	2,969
Rent	-	5,485
Telephone	890	922
Transfer agent and filing fees	4,555	4,758
Stock based compensation	187,355	-
Total expenses	332,310	142,411

Loss before other income	(332,310)	(142,411)

Net loss and comprehensive loss	$(332,310)	$(142,411)

Net loss per share, basic and diluted	$(0.003)	$(0.001)
Weighted average number of shares outstanding, basic and diluted	131,903,029	131,903,029

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholder’s Deficit

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	Preferred stock		Common stock		Additional paid-in
	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $
For March 31, 2024
Balance, December 31, 2023	2	1	131,903,029	132	10,000,348	(11,835,385)	(1,834,904)
Stock based compensation	-	-	-	-	187,355		187,355
Net loss for the period	-	-	-	-	-	(332,310)	(332,310)

Balance, March 31, 2024	2	1	131,903,029	132	10,187,703	(12,167,695)	(1,979,859)

	Preferred stock		Common stock		Additional paid-in
(Restated)	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $
For March 31, 2023
Balance, December 31, 2022	2	1	131,903,029	132	10,000,348	(11,239,372)	(1,238,891)
Net loss for the period	-	-	-	-	-	(142,411)	(142,411)

Balance, March 31, 2023	2	1	131,903,029	132	10,000,348	(11,381,783)	(1,381,302)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited – Prepared by Management)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Cash Flows from Operating Activities:
Net loss for the period	$(332,310)	$(142,411)
Depreciation	125	125
Stock based compensation	187,355	-
Changes in operating assets and liabilities:
Prepaids	(6,808)	(6,776)
Accounts payable and accrued liabilities	19,555	8,987

Net cash provided by (used in) operating activities	(132,083)	(140,075)

Cash Flows from Investing Activities:
Equipment purchase	$-	$-

Net cash used in investing activities	-	-

Cash flows from financing activities
Advances from related parties	$132,080	$140,075

Net cash provided by financing activities	132,080	140,075

Change in cash	(3)	-
Cash, beginning of period	3	-

Cash, end of period	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2024

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2024, the Company has a working capital deficiency of $1,980,400 of which $1,865,526 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $12,167,695. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b) Interim Financial Statements

The accompanying condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2023. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

(d) Stock-based Compensation

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

(e) Recent Accounting Pronouncements

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

The due to related company amounts pertain to funds received on behalf of AQUAtap relating to rights agreements for water units. As at March 31, 2024, a balance of $41,273 (December 31, 2023 - $41,273) was owing to AQUAtap.

4. Equipment

Equipment is depreciated over its useful life of three years.

		March 31,	December 31,
		2024	2023
Computer	Cost	$1,500	$1,500
	Depreciation	959	833
	Net	$541	$667

5. Related Party Transactions

(a)	As at March 31, 2024, a total of $859,704 (March 31, 2023 - $560,616) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at March 31, 2024, a total of $1,005,822 (March 31, 2023 - $733,073) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the three months ended March 31, 2024, the Company incurred a total of $123,750 (March 31, 2023 - $123,750) in management fees to the President and the Vice President of the Company.

(d)	For the three months ended March 31, 2023, the Company incurred $5,250 in rent to the Vice President of the Company. The rent was payable for a residential office on a month-to-month basis. At December 31, 2023, the arrangement was terminated.

6. Common Stock

At March 31, 2024, the Company had 131,903,029 shares of common stock outstanding (December 31, 2023 - 131,903,029 shares).

The calculation of the basic and diluted loss per share for the three months ended March 31, 2024 was based on the loss attributable to common stockholders of $332,310 (December 31, 2023 - $596,013) and a weighted average number of shares of common stock outstanding of 131,903,029 (December 31, 2023 - 131,903,029 shares).

At March 31, 2024, 10,050,000 stock options were excluded from the diluted weighted average number of shares calculation as their effect would have been anti-dilutive (December 31, 2023 - 6,300,000 stock options).

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2022	6,300,000	$0.10

Balance, December 31, 2023	6,300,000	$0.10
Granted	3,750,000	0.10

Balance, March 31, 2024	10,050,000	$0.10

Exercisable at March 31, 2024	10,050,000	$0.10

Weighted average fair value of options granted		$0.10

The following weighted average assumption were used for the Black-Scholes valuation of the stock options granted:

	March 31, 2024	December 31, 2023

Risk-free interest rate	4.02%	3.17%
Expected life of options	5 Years	5 Years
Annualized volatility	294.32%	306.66%
Dividend rate	Nil	Nil

The stock options granted effective January 4, 2024 have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.05 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 4.75 years. The awards are Level 3 with non-recuring valuation.

The stock options outstanding and exercisable at December 31, 2023 were granted effective July 20, 2022 and have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.10 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 3.29 years. The awards are Level 3 with non-recuring valuation.

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

10. Subsequent Event

The Company has evaluated all subsequent events as of the date that these financial statements were available to be issued and has determined that there are no events that require disclosure as of the date of issuance.

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our condensed consolidated interim financial statements as at and for the period ended March 31, 2024. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

AQUAtap Global

In July 2021, we incorporated a new operating subsidiary, AQUAtap Global, Inc., a Wyoming corporation (“AQUAtap”). Through this entity, we expect to coordinate, facilitate and manage our current, planned and future safe water partnerships throughout Africa, Latin America and the Caribbean that provide clean water initiatives for underserved communities. AQUAtap, together with its strategic global partners, plans to establish separate partnerships in each country in which it plans to operate and engage experienced local individuals and organizations for operational expertise. We anticipate that this will enable these partnerships to enter into public-private partnerships (commonly known as PPPs) with NGOs, strategic investors and various levels of government.

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

Results of Operations

For the Three Months Ended March 31, 2024

Revenue

We did not generate any revenue during the three months ended March 31, 2024 or 2023. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended March 31, 2024, we incurred $332,310 in total expenses, including $187,355 in stock based compensation, $123,750 in management fees, $13,932 in professional fees, $4,555 in transfer agent and filing fees, $890 in telephone expenses $886 in automotive expenses, $817 in office and miscellaneous expenses, and $125 in depreciation. During the same period in the prior year, we incurred $142,411 in total expenses, including $123,750 in management fees, $5,485 in rent, $4,758 in transfer agent and filing fees, $2,969 in professional fees, $2,459 in automotive expenses, $1,943 in office and miscellaneous expenses, $922 in telephone expenses and $125 in depreciation. Except for the significant stock-based compensation expense we incurred during the current year, which was entirely attributable to the granting of an aggregate of 3,750,000 options which vested during the quarter, and an increase in our professional fees that was associated with having our financial statements for the year ended December 31, 2022 re-audited, our expenses were relatively consistent between the two periods.

Net Loss

During the three months ended March 31, 2024, we incurred a net loss of $332,310, whereas we incurred a net loss of $142,411 during the same period in the prior year. The increase was substantially attributable to the increase in our stock-based compensation expense from period-to-period as described above. Our net loss per share during the three months ended March 31, 2024 and 2023 was $0.003 and $0.001, respectively.

Liquidity and Capital Resources

As of March 31, 2024 we had $Nil in cash, $8,878 in total assets, $1,988,737 in total liabilities and a working capital deficiency of $1,980,400. As of that date, we also had an accumulated deficit of $12,167,695.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2024.

During the three months ended March 31, 2024, we used $132,083 in net cash on operating activities, compared to $140,075 in net cash used on operating activities during the same period in the prior year. Our net cash spending on operating activities during the two fiscal years was therefore reasonably consistent.

We did not use any net cash on investing activities during the three months ended March 31, 2024 or 2023.

We received $132,083 in net cash from financing activities during the three months ended March 31, 2024, all of which was in the form of advances from related parties. During the same period in the prior year, we received $140,075 in net cash from financing activities, all of which was also in the form of advances from related parties.

During the three months ended March 31, 2024, our cash increased by $Nil as a result of our operating activities. As of March 31, 2024, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

Plan of Operations

Our plan of operations over the next 12 months is to continue to address water quality and supply issues in the DRC through the installation of our AQUAtapTM Community Water Purification & Distribution systems as well as the employment of our WEPSTM technology, and we anticipate that we will require a minimum of $990,000 to pursue those plans.

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

During the next 12 months, we estimate that our planned expenditures will include the following:

Description	Amount ($)
Equipment purchases	250,000
Management fees	495,000
Consulting fees	120,000
Professional fees	50,000
Advertising and promotion expenses	15,000
Travel and automotive expenses	30,000
Other general and administrative expenses	30,000
Total	990,000

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2024, we had a working capital deficiency of $1,980,400 and an accumulated deficit of $12,167,695. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

The Company’s condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The condensed consolidated financial statements include the accounts of the Company; the Company’s wholly-owned subsidiaries Quest Water Solutions, Inc., a company incorporated under the laws of the State of Nevada (“Quest Nevada”), and AQUAtap Global, Inc., a company incorporated under the laws of the State of Wyoming; and Quest Nevada’s wholly owned subsidiary, Quest Water Solutions Inc., a company incorporated under the laws of the province of British Columbia, Canada. All inter-company balances and transactions have been eliminated on consolidation.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2024	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

