Form 10-Q
period 2024-06-30
Quest Water Global, Inc.
filed 2024-08-19
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 19, 2024, the registrant’s outstanding common stock consisted of 131,903,029 shares.

2

Item 1. Financial Statements

Quest Water Global, Inc.

Condensed Consolidated Financial Statements

Six Months Ended June 30, 2024 and 2023

(Expressed in US dollars)

(Unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-3

Condensed Consolidated Interim Statements of Stockholders’ Deficit	F-4

Condensed Consolidated Interim Statements of Cash Flows	F-5

Notes to the Condensed Consolidated Interim Financial Statements	F-6

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	June 30,	December 31,
	2024	2023
		(Audited)
ASSETS
Current assets
Cash	$-	$3
Prepaid expenses	4,822	1,529
	4,822	1,532
Equipment, net (Note 4)	417	667
Total assets	$5,239	$2,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$67,956	$62,387
Due to related company (Note 3)	41,273	41,273
Due to related parties (Note 5)	2,016,284	1,733,443
Total liabilities	2,125,513	1,837,103

Commitments and Contingencies	$-	$-

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2023 – 131,903,029)	132	132
Additional paid-in capital	10,187,703	10,000,348
Deficit	(12,308,110)	(11,835,385)
Total stockholders’ deficit	(2,120,274)	(1,834,904)
Total liabilities and stockholders’ deficit	$5,239	$2,199

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
		(Restated)		(Restated)
Expenses
Automotive	$806	$2,148	$1,692	$4,607
Depreciation	125	125	250	250
Management fees	123,750	123,750	247,500	247,500
Office and miscellaneous	941	1,935	1,758	4,113
Professional fees	8,374	10,594	22,306	13,563
Rent	-	5,250	-	10,500
Telephone	628	816	1,518	1,738
Transfer agent and filing fees	5,791	6,412	10,346	11,170
Consulting fees	-	-	187,355	-
Total expenses	140,415	151,030	472,725	293,441

Loss before other income	(140,415)	(151,030)	(472,725)	(293,441)

Net loss and comprehensive loss	$(140,415)	$(151,030)	$(472,725)	$(293,441)

Net loss per share, basic and diluted	$(0.001)	$(0.001)	$(0.004)	$(0.002)
Weighted average number of shares outstanding, basic and diluted	131,903,029	131,903,029	131,903,029	131,903,029

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholder’s Deficit

(Expressed in US Dollars)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in
	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $
For June 30, 2024
Balance, December 31, 2023	2	1	131,903,029	132	10,000,348	(11,835,385)	(1,834,904)
Stock based compensation	-	-	-	-	187,355	-	187,355
Net loss for the period	-	-	-	-	-	(332,310)	(332,310)
Balance, March 31, 2024	2	1	131,903,029	132	10,187,703	(12,167,695)	(1,979,859)
Net loss for the period	-	-	-	-	-	(140,415)	(140,415)

Balance, June 30, 2024	2	1	131,903,029	132	10,187,703	(12,308,110)	(2,120,274)

	Preferred stock		Common stock		Additional paid-in
(Restated)	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $
For June 30, 2023
Balance, December 31, 2022	2	1	131,903,029	132	10,000,348	(11,239,372)	(1,238,891)
Net loss for the period	-	-	-	-	-	(142,411)	(142,411)
Balance, March 31, 2023	2	1	131,903,029	132	10,000,348	(11,381,783)	(1,381,302)
Net loss for the period	-	-	-	-	-	(151,030)	(151,030)

Balance, June 30, 2023	2	1	131,903,029	132	10,000,348	(11,532,813)	(1,532,332)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Cash Flows from Operating Activities:
Net loss for the period	$(472,725)	$(293,441)
Depreciation	250	250
Stock based compensation	187,355	-
Changes in operating assets and liabilities:
Prepaids	(3,293)	(3,553)
Accounts payable and accrued liabilities	5,569	10,690
Due to related company	-	(7,538)

Net cash provided by (used in) operating activities	(282,844)	(293,592)

Cash Flows from Investing Activities:
Equipment purchase	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Advances from related parties	282,841	293,592

Net cash provided by financing activities	282,841	293,592

Change in cash	(3)	-
Cash, beginning of period	3	-

Cash, end of period	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2024

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2024, the Company has a working capital deficiency of $2,120,691 of which $2,016,284 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $12,308,110. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Investment in and Due to Related Company

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. During the year ended December 31, 2022, the investment balance was reduced to zero therefore the Company discontinued the equity method. The Company adjusted the loss of $42,732 and has restated the financial statements for June 30, 2023 to reflect what was previously recorded. The Company also reclassified some items for presentation purposes. The accounts impacted by the change are detailed below.

Restatement
For the Consolidated Balance Sheet for June 30, 2023	Originally Reported	Change	As Restated

ASSETS
Current assets
Cash	$-		$
Prepaid expenses	4,647	-		4,647
	4,647	-		4,647
Equipment, net (Note 4)	917	-		917
Total assets	$5,564	-		$5,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$48,388			$48,388
Investment in partnership, related (Note 3)	42,732	(42,732)		-
Due to related company (Note 3)	42,303			42,303
Due to related parties (Note 5)	1,447,205			1,447,205
Total liabilities	1,580,628	(42,732)		1,537,896

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	$1			$1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2022 – 131,903,029)	132			132
Additional paid-in capital	10,000,348			10,000,348
Deficit	(11,575,545)	42,732		(11,532,813)
Total stockholders’ deficit	(1,575,064)	42,732		(1,532,332)
Total liabilities and stockholders’ deficit	$5,564	-		$5,564

Consolidated Statements of Operations and Comprehensive Loss	Originally Reported	Change	As Restated

For June 30, 2023

Expenses
Automotive	$4,607		$4,607
Depreciation	250		250
Management fees	247,500		247,500
Office and miscellaneous	3,643	470	4,113
Professional fees	13,563		13,563
Rent	10,970	(470)	10,500
Telephone	1,738		1,738
Transfer agent and filing fees	11,170		11,170
Total expenses	293,441		293,441

Loss before other income	(293,441)		(293,441)
Other income (expense)
Decrease in equity of investment in partnership	(8,752)	8,752	-

Net loss and comprehensive loss	$(302,193)	8,752	$(293,441)

Net loss per share, basic and diluted	$(0.002)		$(0.002)

Weighted average number of shares outstanding, basic and diluted	131,903,029		131,903,029

	Originally
Consolidated Statements of Cash Flows for June 30, 2023	Reported	Change	As Restated

Operating Activities:
Net loss for the period	$(302,193)	$8,752	(293,441)
Decrease in equity of partnership investment	8,752	(8,752)	-
Depreciation	250		250
Changes in operating assets and liabilities:
Prepaids	(3,553)		(3,553)
Accounts payable and accrued liabilities	10,690		10,690
Due to related company	(21,359)		(21,359)
Due to related parties	293,592	(293,592)	-

Net cash used in operating activities	-	(293,592)	(293,592)

Cash flows from investing activities:
Equipment purchase	-		-

Net cash used in investing activities	-		-

Cash flows from financing activities:
Advances from related parties	-	293,592	293,592

Net cash provided by financing activities	-	293,592	293,592

Change in cash	-		(4,227)
Cash, beginning of period	-		4,227

Cash, end of period	$-	$–	$-

Supplemental disclosures:
Interest paid	$–	$–	$-
Income tax paid	$–	$–	$-

The due to related company amounts pertain to funds received on behalf of AQUAtap relating to rights agreements for water units. As at June 30, 2024, a balance of $41,273 (December 31, 2023 - $41,273) was owing to AQUAtap.

4. Equipment

Equipment is depreciated over its useful life of three years.

		June 30,	December 31,
		2024	2023
Computer	Cost	$1,500	$1,500
	Depreciation	1,083	833
	Net	$417	$667

5. Related Party Transactions

(a)	As at June 30, 2024, a total of $948,030 (June 30, 2023 - $643,910) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at June 30, 2024, a total of $1,068,254 (June 30, 2023 - $803,295) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the six months ended June 30, 2024, the Company incurred a total of $247,500 (June 30, 2023 - $247,500) in management fees to the President and the Vice President of the Company.

(d)	For the six months ended June 30, 2023, the Company incurred $10,500 in rent to the Vice President of the Company. The rent was payable for a residential office on a month-to-month basis. At December 31, 2023, the arrangement was terminated.

6. Common Stock

At June 30, 2024, the Company had 131,903,029 shares of common stock outstanding (December 31, 2023 - 131,903,029 shares).

The calculation of the basic and diluted loss per share for the six months ended June 30, 2024 was based on the loss attributable to common stockholders of $472,725 (December 31, 2023 - $596,013) and a weighted average number of shares of common stock outstanding of 131,903,029 (December 31, 2023 - 131,903,029 shares).

At June 30, 2024, 10,050,000 stock options were excluded from the diluted weighted average number of shares calculation as their effect would have been anti-dilutive (December 31, 2023 - 6,300,000 stock options).

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2022	6,300,000	$0.10

Balance, December 31, 2023	6,300,000	$0.10
Granted	3,750,000	0.10

Balance, June 30, 2024	10,050,000	$0.10

Exercisable at June 30, 2024	10,050,000	$0.10

Weighted average fair value of options granted		$0.10

The following weighted average assumption were used for the Black-Scholes valuation of the stock options granted:

	June 30, 2024	December 31, 2023

Risk-free interest rate	4.02%	3.17%
Expected life of options	5 Years	5 Years
Annualized volatility	294.32%	306.66%
Dividend rate	Nil	Nil

The stock options granted effective January 4, 2024 have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.05 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 4.50 years. The awards are Level 3 with non-recuring valuation.

The stock options outstanding and exercisable at December 31, 2023 were granted effective July 20, 2022 and have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.10 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 3.04 years. The awards are Level 3 with non-recuring valuation.

8. Operating Segment

The Company has only one operating segment, that being the construction and distribution of water equipment that provides drinking water to areas of the world where water and/or infrastructure is scarce. Currently the only customer is a related company in the Democratic Republic of Congo.

9. South African Partnership

On October 12, 2023, the Company entered into a partnership with Yonga Industries (Pty) Ltd. and Yorown Energy (Pty) Ltd. to form AQUAtap Oasis South Africa (Pty) Ltd. The Company holds a 49% interest in AQUAtap Oasis South Africa (Pty) Ltd., and the purpose of the partnership is to bring about positive social change by supplying and distributing affordable clean water to underserved communities throughout South Africa. The Company accounts for this investment using the equity method. As at June 30, 2024, there were no transactions.

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

This quarterly report includes our condensed consolidated interim financial statements as at and for the period ended June 30, 2024. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended June 30, 2024

Revenue

We did not generate any revenue during the three months ended June 30, 2024 or 2023. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended June 30, 2024, we incurred $140,415 in total expenses, including $123,750 in management fees, $8,374 in professional fees, $5,791 in transfer agent and filing fees, $941 in office and miscellaneous expenses, $806 in automotive expenses, $628 in telephone expenses and $125 in depreciation. During the same period in the prior year, we incurred $151,030 in total expenses, including $123,750 in management fees, $10,594 in professional fees, $6,412 in transfer agent and filing fees, $5,250 in rent, $2,148 in automotive expenses, $1,935 in office and miscellaneous expenses, $816 in telephone expenses and $125 in depreciation. Our expenses were therefore relatively consistent between the two periods.

Net Loss

During the three months ended June 30, 2024, we incurred a net loss of $140,415, whereas we incurred a net loss of $151,030 during the same period in the prior year. Our net loss per share during each of the three months ended June 30, 2024 and 2023 was $0.001.

For the Six Months Ended June 30, 2024

Revenue

We did not generate any revenue during the six months ended June 30, 2024 or 2023. As described above, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the six months ended June 30, 2024, we incurred $472,725 in total expenses, including $247,500 in management fees, $187,355 in consulting fees, $22,306 in professional fees, $10,346 in transfer agent and filing fees, $1,758 in office and miscellaneous expenses, $1,692 in automotive expenses, $1,518 in telephone expenses and $250 in depreciation. During the same period in the prior year, we incurred $293,441 in total expenses, including $247,500 in management fees, $13,563 in professional fees, $11,170 in transfer agent and filing fees, $10,500 in rent, $4,607 in automotive expenses, $4,113 in office and miscellaneous expenses, $1,738 in telephone expenses and $250 in depreciation.

Except for the significant consulting fees we incurred during the current year, which was entirely attributable to the granting of an aggregate of 3,750,000 options which vested during the first quarter, and an increase in our professional fees that was associated with having our financial statements for the year ended December 31, 2022 re-audited, our expenses were relatively consistent between the two periods.

Net Loss

During the six months ended June 30, 2024, we incurred a net loss of $472,725 and a net loss per share of $0.004, whereas we incurred a net loss of $293,441 and a net loss per share of $0.002 during the same period in the prior year. The increase was substantially attributable to the increase in our stock-based compensation expense from period-to-period as described above.

Liquidity and Capital Resources

As of June 30, 2024 we had $Nil in cash, $5,239 in total assets, $2,125,513 in total liabilities and a working capital deficiency of $2,120,691. As of that date, we also had an accumulated deficit of $12,308,110.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2024.

During the six months ended June 30, 2024, we used $282,844 in net cash on operating activities, compared to $293,592 in net cash used on operating activities during the same period in the prior year. Our net cash spending on operating activities during the two fiscal years was therefore reasonably consistent.

We did not use any net cash on investing activities during the six months ended June 30, 2024 or 2023.

We received $282,841 in net cash from financing activities during the six months ended June 30, 2024, all of which was in the form of advances from related parties. During the same period in the prior year, we received $293,592 in net cash from financing activities, all of which was also in the form of advances from related parties.

During the six months ended June 30, 2024, our cash decreased by $3 as a result of our operating activities. As of June 30, 2024, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2024, we had a working capital deficiency of $2,120,691 and an accumulated deficit of $12,308,110. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2024	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

