Form 10-Q
period 2024-09-30
Quest Water Global, Inc.
filed 2024-11-12
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, the registrant’s outstanding common stock consisted of 131,903,029 shares.

2

Item 1. Financial Statements

Quest Water Global, Inc.

Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2024 and 2023

(Expressed in US dollars)

(Unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-3

Condensed Consolidated Interim Statements of Stockholders’ Deficit	F-4

Condensed Consolidated Interim Statements of Cash Flows	F-5

Notes to the Condensed Consolidated Interim Financial Statements	F-6

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	September 30,	December 31,
	2024	2023
		(Audited)
ASSETS
Current assets
Cash	$12	$3
Prepaid expenses	5,182	1,529
	5,194	1,532
Equipment, net (Note 4)	292	667
Total assets	$5,486	$2,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$69,720	$62,387
Due to related company (Note 3)	21,898	41,273
Due to related parties (Note 5)	2,171,471	1,733,443
Total liabilities	2,263,089	1,837,103

Commitments and Contingencies	-	-

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2023 – 131,903,029)	132	132
Additional paid-in capital	10,187,703	10,000,348
Deficit	(12,445,439)	(11,835,385)
Total stockholders’ deficit	(2,257,603)	(1,834,904)
Total liabilities and stockholders’ deficit	$5,486	$2,199

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
		(Restated)		(Restated)
Expenses
Automotive	$859	$2,212	$2,551	$6,819
Depreciation	125	125	375	375
Management fees	123,750	123,750	371,250	371,250
Office and miscellaneous	1,921	1,554	3,679	5,668
Professional fees	6,076	3,209	28,382	16,772
Rent	-	5,250	-	15,750
Telephone	734	824	2,252	2,561
Transfer agent and filing fees	3,864	3,574	14,210	14,744
Consulting fees	-	-	187,355	-
Total expenses	137,329	140,498	610,054	433,939

Loss before other income	(137,329)	(140,498)	(610,054)	(433,939)

Net loss and comprehensive loss	$(137,329)	$(140,498)	$(610,054)	$(433,939)

Net loss per share, basic and diluted	$(0.001)	$(0.001)	$(0.005)	$(0.003)
Weighted average number of shares outstanding, basic and diluted	131,903,029	131,903,029	131,903,029	131,903,029

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholder’s Deficit

(Expressed in US Dollars)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in
	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $
For September 30, 2024
Balance, December 31, 2023	2	1	131,903,029	132	10,000,348	(11,835,385)	(1,834,904)
Stock based compensation	-	-	-	-	187,355	-	187,355
Net loss for the period	-	-	-	-	-	(332,310)	(332,310)
Balance, March 31, 2024	2	1	131,903,029	132	10,187,703	(12,167,695)	(1,979,859)
Net loss for the period	-	-	-	-	-	(140,415)	(140,415)
Balance, June 30 2024	2	1	131,903,029	132	10,187,703	(12,308,110)	(2,120,274)
Net loss for the period	-	-	-	-	-	(137,329)	(137,329)

Balance, September 30, 2024	2	1	131,903,029	132	10,187,703	(12,445,439)	(2,257,603)

	Preferred stock		Common stock		Additional paid-in
(Restated)	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $
For September 30, 2023
Balance, December 31, 2022	2	1	131,903,029	132	10,000,348	(11,239,372)	(1,238,891)
Net loss for the period	-	-	-	-	-	(142,411)	(142,411)
Balance, March 31, 2023	2	1	131,903,029	132	10,000,348	(11,381,783)	(1,381,302)
Net loss for the period	-	-	-	-	-	(151,030)	(151,030)
Balance, June 30. 2023	2	1	131,903,029	132	10,000,348	(11,532,813)	(1,532,232)
Net loss for the period	-	-	-	-	-	(140,498)	(140,498)
Balance, September 30, 2023	2	1	131,903,029	132	10,000,348	(11,673,311)	(1,672,830)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
		(Restated)
Cash Flows from Operating Activities:
Net loss for the period	$(610,054)	$(433,939)
Depreciation	375	375
Stock based compensation	187,355	-
Changes in operating assets and liabilities:
Prepaids	(3,653)	(3,764)
Accounts payable and accrued liabilities	7,333	13,029
Due to related company	(19,375)	(7,539)

Net cash provided by (used in) operating activities	(438,019)	(431,838)

Cash Flows from Investing Activities:
Equipment purchase	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Advances from related parties	438,028	431,880

Net cash provided by financing activities	438,028	431,880

Change in cash	9	42
Cash, beginning of period	3	-

Cash, end of period	$12	$42

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2024

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At September 30, 2024, the Company has a working capital deficiency of $2,257,895 of which $2,171,471 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $12,445,439. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Investment in and Due to Related Company

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. During the year ended December 31, 2022, the investment balance was reduced to zero therefore the Company discontinued the equity method. The Company adjusted the loss of $45,064 and has restated the financial statements for September 30, 2023 to reflect what was previously recorded. The Company also reclassified some items for presentation purposes. The accounts impacted by the change are detailed below.

Restatement

Consolidated Statements of Operations and Comprehensive Loss	Originally Reported	Change	As Restated

For September 30, 2023

Expenses
Automotive	$6,819		$6,819
Depreciation	375		375
Management fees	371,250		371,250
Office and miscellaneous	4,934	734	5,668
Professional fees	16,772		16,772
Rent	16,484	(734)	15,750
Telephone	2,561		2,561
Transfer agent and filing fees	14,744		14,744
Total expenses	433,939		433,939

Loss before other income	(433,939)		(433,939)
Other income (expense)
Decrease in equity of investment in partnership	(11,085)	11,085	-

Net loss and comprehensive loss	$(445,024)	11,085	$(433,939)

Net loss per share, basic and diluted	$(0.003)		$(0.003)

Weighted average number of shares outstanding, basic and diluted	131,903,029		131,903,029

	Originally
Consolidated Statements of Cash Flows for September 30, 2023	Reported	Change	As Restated

Operating Activities:
Net loss for the period	$(445,024)	$11,085	(433,939)
Decrease in equity of partnership investment	11,085	(11,085)	-
Depreciation	375		375
Changes in operating assets and liabilities:
Prepaids	(3,764)		(3,764)
Accounts payable and accrued liabilities	13,029		13,029
Due to related company	(7,539)		(7,539)
Due to related parties	431,880	(431,880)	-

Net cash used in operating activities	-	(431,880)	(431,838)

Cash flows from investing activities:
Equipment purchase	-		-

Net cash used in investing activities	-		-

Cash flows from financing activities:
Advances from related parties	-	431,880	431,880

Net cash provided by financing activities	-	431,880	431,880

Change in cash	42		42
Cash, beginning of period	-		-

Cash, end of period	$42	$–	$42

Supplemental disclosures:
Interest paid	$–	$–	$-
Income tax paid	$–	$–	$-

The due to related company amounts pertain to funds received on behalf of AQUAtap relating to rights agreements for water units. At September 30, 2024, a balance of $21,898 (December 31, 2023 - $41,273) was owing to AQUAtap.

4. Equipment

Equipment is depreciated over its useful life of three years.

		September 30,	December 31,
		2024	2023
Computer	Cost	$1,500	$1,500
	Depreciation	1,208	833
	Net	$292	$667

5. Related Party Transactions

(a)	As at September 30, 2024, a total of $1,040,471 (September 30, 2023 - $711,845) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at September 30, 2024, a total of $1,131,000 (September 30, 2023 - $873,648) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the nine months ended September 30, 2024, the Company incurred a total of $371,250 (September 30, 2023 - $371,250) in management fees to the President and the Vice President of the Company.

(d)	For the nine months ended September 30, 2023, the Company incurred $15,750 in rent to the Vice President of the Company. The rent was payable for a residential office on a month-to-month basis. At December 31, 2023, the arrangement was terminated.

6. Common Stock

At September 30, 2024, the Company had 131,903,029 shares of common stock outstanding (December 31, 2023 - 131,903,029 shares).

The calculation of the basic and diluted loss per share for the nine months ended September 30, 2024 was based on the loss attributable to common stockholders of $610,054 (December 31, 2023 - $596,013) and a weighted average number of shares of common stock outstanding of 131,903,029 (December 31, 2023 - 131,903,029 shares).

At September 30, 2024, 10,050,000 stock options were excluded from the diluted weighted average number of shares calculation as their effect would have been anti-dilutive (December 31, 2023 - 6,300,000 stock options).

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2022	6,300,000	$0.10

Balance, December 31, 2023	6,300,000	$0.10
Granted	3,750,000	0.10

Balance, September 30, 2024	10,050,000	$0.10

Exercisable at September 30, 2024	10,050,000	$0.10

Weighted average fair value of options granted		$0.10

The following weighted average assumption were used for the Black-Scholes valuation of the stock options granted:

	September 30, 2024	December 31, 2023

Risk-free interest rate	4.02%	3.17%
Expected life of options	5 Years	5 Years
Annualized volatility	294.32%	306.66%
Dividend rate	Nil	Nil`

The stock options granted effective January 4, 2024 have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.05 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 4.25 years. The awards are Level 3 with non-recuring valuation.

The stock options outstanding and exercisable at December 31, 2023 were granted effective July 20, 2022 and have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.10 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 2.79 years. The awards are Level 3 with non-recuring valuation.

8. Operating Segment

The Company has only one operating segment, that being the construction and distribution of water equipment that provides drinking water to areas of the world where water and/or infrastructure is scarce. Currently the only customer is a related company in the Democratic Republic of Congo.

9. South African Partnership

On October 12, 2023, the Company entered into a partnership with Yonga Industries (Pty) Ltd. and Yorown Energy (Pty) Ltd. to form AQUAtap Oasis South Africa (Pty) Ltd. The Company holds a 49% interest in AQUAtap Oasis South Africa (Pty) Ltd., and the purpose of the partnership is to bring about positive social change by supplying and distributing affordable clean water to underserved communities throughout South Africa. The Company accounts for this investment using the equity method. As at September 30, 2024, there were no transactions.

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

This quarterly report includes our condensed consolidated interim financial statements as at and for the period ended September 30, 2024. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended September 30, 2024

Revenue

We did not generate any revenue during the three months ended September 30, 2024 or 2023. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2024, we incurred $137,329 in total expenses, including $123,750 in management fees, $6,076 in professional fees, $3,864 in transfer agent and filing fees, $1,921 in office and miscellaneous expenses, $859 in automotive expenses, $734 in telephone expenses and $125 in depreciation. During the same period in the prior year, we incurred $140,498 in total expenses, including $123,750 in management fees, $5,250 in rent, $3,574 in transfer agent and filing fees, $3,209 in professional fees, $$2,212 in automotive expenses, $1,554 in office and miscellaneous expenses, $824 in telephone expenses and $125 in depreciation. Our expenses were therefore relatively consistent between the two periods.

Net Loss

During the three months ended September 30, 2024, we incurred a net loss of $137,329, whereas we incurred a net loss of $140,498 during the same period in the prior year. Our net loss per share during each of the three months ended September 30, 2024 and 2023 was $0.001.

For the Nine Months Ended September 30, 2024

Revenue

We did not generate any revenue during the nine months ended September 30, 2024 or 2023. As described above, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the nine months ended September 30, 2024, we incurred $610,054 in total expenses, including $371,250 in management fees, $187,355 in consulting fees, $28,382 in professional fees, $14,210 in transfer agent and filing fees, $3,679 in office and miscellaneous expenses, $2,551 in automotive expenses, $2,252 in telephone expenses and $375 in depreciation. During the same period in the prior year, we incurred $433,939 in total expenses, including $371,250 in management fees, $16,772 in professional fees, $15,570 in rent, $14,744 in transfer agent and filing fees, $6,819 in automotive expenses, $5,668 in office and miscellaneous expenses, $2,561 in telephone expenses and $375 in depreciation.

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

Net Loss

During the nine months ended September 30, 2024, we incurred a net loss of $610,054 and a net loss per share of $0.005, whereas we incurred a net loss of $433,939 and a net loss per share of $0.003 during the same period in the prior year. The increase was substantially attributable to the increase in our stock-based compensation expense from period-to-period as described above.

Liquidity and Capital Resources

As of September 30, 2024 we had $12 in cash, $5,486 in total assets, $2,263,089 in total liabilities and a working capital deficiency of $2,257,895. As of that date, we also had an accumulated deficit of $12,445,439.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2024.

During the nine months ended September 30, 2024, we used $438,019 in net cash on operating activities, compared to $431,838 in net cash used on operating activities during the same period in the prior year. Our net cash spending on operating activities during the two fiscal years was therefore reasonably consistent.

We did not use any net cash on investing activities during the nine months ended September 30, 2024 or 2023.

We received $438,028 in net cash from financing activities during the nine months ended September 30, 2024, all of which was in the form of advances from related parties. During the same period in the prior year, we received $431,880 in net cash from financing activities, all of which was also in the form of advances from related parties.

During the nine months ended September 30, 2024, our cash decreased by $12 as a result of our operating activities. As of September 30, 2024, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at September 30, 2024, we had a working capital deficiency of $2,257,895 and an accumulated deficit of $12,445,439. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2024	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

