Form 10-K
period 2024-12-31
Quest Water Global, Inc.
filed 2025-04-10
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,667,874.14, based on 44,464,569 shares of common stock and a price per share of $0.06 as of June 30, 2024

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 131,903,029 as of April 9, 2025

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This annual report includes our audited consolidated financial statements as at and for the years ended December 31, 2024 and 2023. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.

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

Safe water and the prevention of waterborne disease are public health priorities in most developed countries, where clean water generally is available for about one-third of the world’s population. However, water-related human health problems in developing countries are daunting. Global estimates of the population in developing countries that lack access to safe drinking water range from 1.6 to 2.2 billion. UN-Water estimates that about 2.0 billion people face ‘economic’ water scarcity, which means that while water may be physically available, they lack the necessary infrastructure to access it.

The consequences of lack of safe water are severe. The United Nations’ World Health Organization claims that contaminated drinking water is estimated to cause 485,000 diarrhoeal deaths each year with 297,000 of those being children under five years of age. By 2030, half of the world’s population will likely be living in water-stressed areas. Most of this increase is expected to be within developing countries, increasing pressure on already inadequate water resources.

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

As described above, we have focused our activities to date on North America, Latin America, the Caribbean and Africa, with emphasis on the DRC, Angola and South Africa. There is a vast and increasing demand for a sustainable, cost-effective and decentralized continuous, reliable supply of clean drinking water. We provide clean drinking water to end-users utilizing various formats of our water purification and distribution systems that include selling drinking water to underserved communities at socially responsible rates, selling inexpensive bulk drinking water, and providing government-subsidized community level drinking water. Applications of our systems include rural and peri-urban community water supply, water supply for household needs, remote work site camps and water supply for disaster relief and emergency preparedness

AQUAtap™ Community Water Purification & Distribution System

We have developed the AQUAtap™, a proprietary community drinking water system that is a self-contained water purification system using either a reverse osmosis membrane or ultrafiltration membrane, powered by photovoltaic solar panels and hosted in modified shipping containers. Each AQUAtap™ unit is energy self-sufficient with minimal operational and maintenance costs. We believe that this product represents the first truly environmentally sound solution to drinking water shortages as it is autonomous, decentralized and sustainable, and because each unit can convert brackish, sea or contaminated fresh water into high-quality drinking water at a rate of up to 100,000 litres per day, suitable for up to 20,000 people. Reverse osmosis and ultrafiltration purification remove suspended solids, turbidity, viruses, bacteria and most organic compounds.

The AQUAtap™ system uses no chemicals in the pre- or post-purification process of the freshwater system that utilizes ultrafiltration membranes, keeping maintenance time and costs to a minimum. The source water is pumped from a contaminated or saline source into an array of auto backflushing sediment filters, through various auto backflushing pre-filters, then through either a reverse osmosis membrane (in the event the source water contains salinity levels >15,000 parts per million) or an ultrafiltration membrane (for contaminated freshwater). The purified water is then pumped through an ultraviolet sterilization unit prior to being pumped into one of two internal clean water holding tanks, then through a second ultraviolet sterilization unit prior to being dispensed by the end user. The pumps and compressors are powered by a series of batteries that are charged through photovoltaic panels that are mounted on a solar frame on the roof of the AQUAtap™.

Our target market for this product includes non-governmental organizations, governmental agencies, land developers, emergency management and disaster preparedness organizations, and underserved rural and peri-urban communities in emerging markets and developed countries.

WEPS™ (Water Extraction and Purification System)

In addition to the AQUAtap™ solar-powered water purification system, we have also developed a technology known as WEPS™ (atmospheric Water Extraction and Purification System), that produces potable water from humidity in the atmosphere. The WEPS™ technology works by converting humidity into water, otherwise known as atmospheric water extraction. The unit draws in ambient air from the surrounding atmosphere, which passes through an air filtration system to remove any airborne contaminants. The filtered air then passes through the proprietary water extraction system, which efficiently removes moisture (condensate). The condensate is then sent through a multi-step water filtration and purification process. The result is contaminant- and bacteria-free, pure drinking water.

The design of the WEPS™ system incorporates elements of proven technology combined with our proprietary process, specifically designed to meet the climatic conditions and local regulatory framework of the installation site. The concept behind WEPS™ is to obtain an alternative, sustainable, pure source of water without exploiting current, limited groundwater resources. Utilizing our proprietary technology, vapor is captured from the troposphere before it condenses, falls to earth in the form of rain or snow and becomes contaminated as it comes in to contact with industrial waste and chemicals, agricultural pollutants and human contaminants.

Our target market for this product includes commercial bottled water operations, agricultural irrigation, industrial capture and reuse, and bulk local and residential supply. The WEPS™ systems are modular and scalable in design, allowing for water production from a few hundred litres to tens of thousands of litres per day.

Development of Business and Growth Strategy

Our goal is to address the vital issue of water quality and water supply by providing an alternative, sustainable source of pure water at the smallest possible environmental cost to global areas in need, while becoming a leading company in providing decentralized, turn-key solutions using alternative energy for the purification, desalination and distribution of clean drinking water. As of the date of this annual report, our primacy focus is on forming partnerships on a global scale and establishing clean water initiatives using our AQUAtap™ Community Water Purification & Distribution systems.

In early 2012, we installed our first AQUAtap™ Community Water Purification & Distribution system in the Republic of Angola as a pilot project in association with the Angolan Ministry of Industry, which was responsible for the technical assessment and evaluation of all new water technologies intended for use under the ‘Water for All’ program initiated by then-President Dos Santos. The system was installed in Bom Jesus, a small, rural community with a population of 500 located approximately 35 kilometres southeast of the capital city of Luanda. The Bom Jesus AQUAtap™ system became operational in on March 1, 2012, with residents of the village initially drawing approximately 10,000 litres of pure water a day. This was considered a successful pilot and paved the way for future business within Africa.

On June 10, 2019, Quest NV entered into a collaborative partnership with Dikembe Mutombo’s American Venture Mergers & Acquisitions, LLC (Atlanta, GA) and Kalo Products SARL (Kinshasa, DRC), for the purpose of commencing a profitable safe water initiative in the DRC utilizing Quest NV’s proprietary Build-Own-Operate community business model. In September 2019, the parties organized the AQUAtap™ Oasis Partnership SARL in the DRC (the “AQUAtap™ Partnership”) in furtherance of that purpose.

Phase one plans for the DRC include the installation of 500 AQUAtap™ systems over 5 years in underserved rural and peri-urban communities throughout the country. The first AQUAtap™ system was installed in a peri-urban community on the outskirts of the capital city of Kinshasa on March 22, 2021 – the UN’s World Water Day. Clean, reliable water is sold to residents at socially responsible prices through one of multiple cashless point of sale interfaces installed into each AQUAtap™ system.

In keeping with our long-term growth strategy, we are planning to replicate the same business model that is currently being utilized in the DRC in several other countries within Africa, Latin America and the Caribbean.

Our secondary business objective in addressing the vital issue of water supply is through the sales and marketing of our WEPS™ products. We currently have representatives for this product in Haiti and South Africa and a distributor in Bogota, Colombia.

WEPS™ provides an alternate, pure source of water without exploiting current freshwater resources. In addition to creating a sustainable and reliable water source, other factors that differentiate the WEPS™ process from conventional water supply methods include low power consumption, no harmful by-products and the fact that absolutely no chemicals are utilized in the process.

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

As of April 9, 2025, there were 131,903,029 shares of our common stock issued and outstanding, plus outstanding options to purchase 10,050,000 shares of our common stock an exercise price of $0.10 per share. As of that date, we did not have any outstanding warrants or other securities convertible into shares of our common stock.

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

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Pink
Quarter Ended	High ($)	Low ($)
December 31, 2024	0.0405	0.0136
September 30, 2024	0.0799	0.011
June 30, 2024	0.069	0.0287
March 31, 2024	0.05	0.0355
December 31, 2023	0.0972	0.0253
September 30, 2023	0.0599	0.0134
June 30, 2023	0.114	0.0116
March 31, 2023	0.1011	0.023

Holders

As of April 9, 2025, there were approximately 60 registered holders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2024.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended December 31, 2024.

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

In addition to the solar-powered water purification systems, we have also developed a technology known as WEPS™ that produces potable water from humidity in the atmosphere. WEPS™ technology works by converting humidity into water, otherwise known as atmospheric water extraction.

Results of Operations

Revenue

We did not generate any revenue during years ended December 31, 2024 or 2023. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the year ended December 31, 2024, we incurred $757,611 in total expenses, including $495,000 in management fees, $48,354 in professional fees, $18,794 in transfer agent and filing fees, $3,468 in automotive expenses, $2,981 in telephone expenses, $1,159 in office and miscellaneous expenses and $500 in depreciation, plus $187,355 in consulting fees.

During the prior year, we incurred $596,013 in total expenses, including $495,000 in management fees, $31,673 in professional fees, $20,674 in transfer agent and filing fees, $21,000 in rent, $9,021 in automotive expenses, $3,320 in telephone expenses, $14,825 in office and miscellaneous expenses and $500 in depreciation.

The increase of $161,598, or approximately 27%, in our total expenses between 2023 and 2024 was almost entirely attributable to the significant stock-based compensation expense we incurred in 2024.

Net Loss

During the year ended December 31, 2024, we incurred a net loss of $757,611, whereas we incurred a net loss of $596,013 during the prior year. Our net loss per share during those two years was $0.006 and $0.005, respectively.

Liquidity and Capital Resources

As of December 31, 2024, we had $4 in cash, $1,533 in total assets, $2,406,693 in total liabilities and a working capital deficit of $2,405,327. As of December 31, 2024 we had an accumulated deficit of $12,592,996.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2025.

During the year ended December 31, 2024, we used net cash of $567,509 on operating activities, compared to $579,827 in net cash used on operating activities during the prior year. Our net cash spending on operating activities during the two fiscal years was therefore reasonably consistent.

We received $567,510 in net cash from financing activities during the year ended December 31, 2024, all of which was in the form of advances from related parties. During the year ended December 31, 2023, we received $579,830 in net cash from financing activities, all of which was also in the form of advances from related parties.

During the year ended December 31, 2024, our cash increased by $1 as a result of our operating and financing activities, from $3 to $4. As of December 31, 2024, we did not have sufficient cash resources to meet our operating expenses for even one month based on our then-current burn rate. However, we have relied on advances from related parties to continue operating and expect to do so for the foreseeable future.

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

During the next 12 months, we estimate that our planned expenditures will include the following :

Description	Amount ($)
Equipment purchases	250,000
Management fees	495,000
Consulting fees	120,000
Professional fees	50,000
Rent	21,000
Advertising and promotion expenses	15,000
Travel and automotive expenses	30,000
Other general and administrative expenses	30,000
Total	1,011,000

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2024, we had a working capital deficit of $2,405,327 and an accumulated deficit of $12,592,996. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

QUEST WATER GLOBAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quest Water Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Water Global, Inc. and subsidiaries (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, a working capital deficiency, and is reliant on outside funding sources. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Spokane, Washington

April 10, 2025

QUEST WATER GLOBAL, INC.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$4	$3
Prepaid expenses	1,362	1,529
	1,366	1,532
Equipment, net (Note 4)	167	667
Total assets	$1,533	$2,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$85,176	$62,387
Due to related company (Note 3)	20,564	41,273
Due to related parties (Note 5)	2,300,953	1,733,443
Total liabilities	2,406,693	1,837,103

Commitments and Contingencies	-	-

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2023 – 131,903,029)	132	132
Additional paid-in capital	10,187,703	10,000,348
Deficit	(12,592,996)	(11,835,385)
Total stockholders’ deficit	(2,405,160)	(1,834,904)
Total liabilities and stockholders’ deficit	$1,533	$2,199

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	For the year ended December 31, 2024	For the year ended December 31, 2023

Expenses
Automotive	$3,468	$9,021
Depreciation	500	500
Management fees	495,000	495,000
Office and miscellaneous	1,159	14,825
Professional fees	48,354	31,673
Rent	-	21,000
Telephone	2,981	3,320
Transfer agent and filing fees	18,794	20,674
Consulting fees	187,355	-
Total expenses	757,611	596,013

Loss before other income	(757,611)	(596,013)
Provision for income tax	-	-

Net loss and comprehensive loss	$(757,611)	$(596,013)

Net loss per share, basic and diluted	$(0.006)	$(0.005)
Weighted average number of shares outstanding, basic and diluted	131,903,029	131,903,029

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

	Preferred stock		Common stock		Additional paid-in
	Number	Amount $	Number	Amount $	capital $	Deficit $	Total $
For December 31, 2024
Balance, December 31, 2023	2	1	131,903,029	132	10,000,348	(11,835,385)	(1,834,904)
Stock based compensation	-	-	-	-	187,355		187,355
Net loss for the period	-	-	-	-	-	(757,611)	(757,611)
Balance, December 31, 2024	2	1	131,903,029	132	10,187,703	(12,592,996)	(2,405,160)

	Preferred stock		Common stock		Additional paid-in
		Amount		Amount	capital	Deficit	Total
	Number	$	Number	$	$	$	$
For December 31, 2023
Balance, December 31, 2022	2	1	131,903,029	132	10,000,348	(11,239,372)	(1,238,891)
Net loss for the period	-	-	-	-	-	(596,013)	(596,013)

Balance, December 31, 2023	2	1	131,903,029	132	10,000,348	(11,835,385)	(1,834,904)

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Year ended December 31, 2024	For the Year ended December 31, 2023

Cash Flows from Operating Activities:
Net loss for the period	$(757,611)	$(596,013)
Depreciation	500	500
Stock based compensation	187,355	-
Changes in operating assets and liabilities:
Prepaids	167	(435)
Accounts payable and accrued liabilities	22,789	24,689
Due to related company	(20,709)	(8,568)

Net cash provided by (used in) operating activities	(567,509)	(579,827)

Cash Flows from Financing Activities:
Advances from related parties	567,510	579,830

Net cash provided by financing activities	567,510	579,830

Change in cash	1	3
Cash, beginning of period	3	-

Cash, end of period	$4	$3

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2024

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At December 31, 2024, the Company has a working capital deficiency of $2,405,327 of which $2,300,953 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $12,592,996. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(i) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2024 and 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

(j) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at December 31, 2024 and 2023, the Company had no items representing comprehensive income or loss.

(k) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Investment in and Due to Related Company

During the year ended December 31, 2019, the Company invested $7,600 in AQUAtap Oasis Partnership S.A.R.L. (“AQUAtap”), a limited liability company domiciled in the Democratic Republic of the Congo, and by doing so obtained 38% of the issued and outstanding shares in AQUAtap. The Company accounts for this investment using the equity method. During the year ended December 31, 2022, the investment balance was reduced to zero therefore the Company suspended the equity method. The Company will not recognize additional losses unless it has incurred obligation or guarantees. The equity method will be resumed when prior losses not recognized have been recovered.

The due to related company amounts pertain to funds received on behalf of AQUAtap relating to rights agreements for water units. At December 31, 2024, a balance of $20,564 (December 31, 2023 - $41,273) was owing to AQUAtap.

4. Equipment

Equipment is depreciated over its useful life of three years.

		December 31,	December 31,
		2024	2023
Computer	Cost	$1,500	$1,500
	Depreciation	1,333	833
	Net	$167	$667

5. Related Party Transactions

(a)	As at December 31, 2024, a total of $1,107,411 (December 31, 2023 - $790,331) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As at December 31, 2024, a total of $1,193,542 (December 31, 2023 - $943,112) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the twelve months ended December 31, 2024, the Company incurred a total of $495,000 (December 31, 2023 - $495,000) in management fees to the President and the Vice President of the Company.

(d)	For the twelve months ended December 31, 2024, the Company incurred $Nil (December 31, 2023 - $21,000) in rent to the Vice President of the Company. The rent was payable for a residential office on a month-to-month basis. At December 31, 2023, the arrangement was terminated.

6. Common Stock

At December 31, 2024, the Company had 131,903,029 shares of common stock outstanding (December 31, 2023 - 131,903,029 shares).

The calculation of the basic and diluted loss per share for the twelve months ended December 31, 2024 was based on the loss attributable to common stockholders of $757,452 (December 31, 2023 - $596,013) and a weighted average number of shares of common stock outstanding of 131,903,029 (December 31, 2023 - 131,903,029 shares).

At December 31, 2024, 10,050,000 stock options were excluded from the diluted weighted average number of shares calculation as their effect would have been anti-dilutive (December 31, 2023 - 6,300,000 stock options).

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2022	6,300,000	$0.10

Balance, December 31, 2023	6,300,000	$0.10
Granted	3,750,000	0.10

Balance, December 31, 2024	10,050,000	$0.10

Exercisable at December 31, 2024	10,050,000	$0.10

Weighted average fair value of options granted		$0.10

The following weighted average assumption were used for the Black-Scholes valuation of the stock options granted:

	December 31, 2024	December 31, 2023

Risk-free interest rate	4.02%	3.17%
Expected life of options	5 Years	5 Years
Annualized volatility	294.32%	306.66%
Dividend rate	Nil	Nil`

The stock options granted effective January 4, 2024 have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.05 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 4 years. The awards are Level 3 with non-recuring valuation.

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

9. South African Partnership

On October 12, 2023, the Company entered into a partnership with Yonga Industries (Pty) Ltd. and Yorown Energy (Pty) Ltd. to form AQUAtap Oasis South Africa (Pty) Ltd. The Company holds a 49% interest   in AQUAtap Oasis South Africa (Pty) Ltd., and the purpose of the partnership is to bring about positive social change by supplying and distributing affordable clean water to underserved communities throughout South Africa. The Company accounts for this investment using the equity method. As at December 31, 2024, there were no transactions.

10. Income Taxes

The Company is  subject to US federal and state income taxes at a rate of 21%. Its Canadian subsidiary is subject to federal and provincial income taxes at a statutory rate of 27%. The reconciliation of the provision for income taxes at the consolidated corporate tax rate compared to the Company’s income tax expense as reported is as follows:

	2024$	2023$

Net loss per financial statements	(757,611)	(596,013)

Income tax recovery at statutory rate	(159,000)	(125,000)
Impact of different foreign statutory rates on earnings of subsidiaries	(31,000)	(33,000)
Permanent differences	40,000	-
Increase in unrecognized tax benefits	150,000	158,000
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2024 and 2023 are as follows:

	2024$	2023$

Net operating losses carried forward	1,612,000	1,462,000
Valuation allowance	(1,612,000)	(1,462,000)
Net deferred income tax asset	–	–

The Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The Company’s carry-forward losses that may be applied to future Canadian income taxes expire as follows:

Expiring in 2038-	$272,000
2039	$546,000
2040	$457,000
2041	$479,000
2042	$499,000
2043	$542,000
2044	$508,000

The Company losses that may be applied to future US income taxes expire as follows:

Expiring in 2032-	$2,780,000
2033-	$202,000
2034-	$260,000

There are another $187,000 in US losses that have no expiry date.

11. Subsequent Events

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness, as described below.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of April 9, 2025, the names, ages and positions of our directors and executive officers were as follows:

Name	Age	Position
John Balanko	65	Chairman, President, Chief Executive Officer, Director
Peter Miele	66	Vice President, Chief Financial Officer, Secretary, Director

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

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to our principal executive officer and our most highly compensated other executive officer during the years ended December 31, 2024 and 2023. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year ended December 31	Salary ($)	Total ($)
John Balanko,	2024	247,500	247,500
Chief Executive Officer (1)	2023	247,500	247,500
Peter Miele,	2024	247,500	247,500
Chief Financial Officer (2)	2023	247,500	247,500

(1)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012 and has served as the Chairman, President and Chief Executive Officer of Quest NV since the company’s inception in October 2008.

(2)	Peter Miele was appointed as our Vice President, Secretary and Director on January 6, 2012 and our Chief Financial Officer on April 13, 2012, and has served as the Executive Vice President of Quest NV since the company’s inception in October 2008.

Outstanding Equity Awards at Fiscal Year-End

None.

Management Agreements

On November 1, 2011, Quest NV entered into management agreements with each of John Balanko and Peter Miele pursuant to which Quest NV was obligated to pay Mr. Balanko and Mr. Miele a base fee of $12,500 per month, in advance, from October 3, 2011 until November 1, 2016. The base fee increased by approximately 5% per year from 2017 to 2023, such that during the fiscal years ended December 31, 2024 and 2023, it was $20,625 per month. Either party may terminate the agreement upon written notice, but upon termination, each of Mr. Balanko and Mr. Miele are entitled to receive a termination fee equal to the sum of

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

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception on February 20, 2009 to December 31, 2024. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock and our Series A Voting Preferred Stock beneficially owned as of April 9, 2025 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	John Balanko (2) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	43,519,230		33.0
Common Stock	Peter Miele (3) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	43,919,230	(4)	33.3
All Officers and Directors as a Group		87,438,460		66.3
Series A Voting Preferred Stock (5)	John Balanko (2) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	1		50
Series A Voting Preferred Stock (5)	Peter Miele (3) Suite 209 – 828 Harbourside Drive North Vancouver, British Columbia Canada V7P 3R9	1		50
All Officers and Directors as a Group		2		100

(1)	Based on 131,903,029 issued and outstanding shares of our common stock as of April 9, 2025.

(2)	John Balanko was appointed as our Chairman, President, Chief Executive Officer and director on January 6, 2012.

(3)	Peter Miele was appointed as our Vice President, Secretary and director on January 6, 2012, and as our Chief Financial Officer on April 13, 2012.

(4)	Includes 43,519,230 shares of our common stock owned by Peter Miele directly, and 400,000 shares of our common stock owned by Anne Marie Miele, the spouse of Mr. Miele.

(5)	Each holder of our Series A Voting Preferred Stock is entitled to the number of votes equal to the quotient derived by dividing the total number of outstanding shares of Series A Voting Preferred Stock into a number equal to the quotient derived by dividing 0.4285 into the total number of votes of our common stock and any other capital stock of the Company (other than the Series A Voting Preferred Stock) having general voting rights. Holders of Series A Voting Preferred Stock are entitled to vote on all matters on which the holders of our common stock are entitled to vote. The holders of shares of our common stock and the holders of shares of any other capital stock of the Company having general voting rights shall vote together as one class on all matters submitted to a vote of our stockholders.

Changes in Control

As of April 9, 2025, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2024.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plans approved by security holders	-	-	-
Plans not approved by security holders	10,050,000	0.10	3,140,302 (1)

(1)	Represents unissued options to purchase shares of our common stock under the rolling 10% stock option plan we adopted on May 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2024, we owed $1,107,411 to John Balanko, our Chairman, President, Chief Executive Officer and director, which amount is unsecured, non-interest bearing and due on demand.

As of December 31, 2024, we owed $1,193,542 to Peter Miele, our Vice President, Chief Financial Officer, Secretary and director, which amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2024, we incurred a total of $247,500 (2023 - $247,500) in management fees to each of Mr. Balanko and Mr. Miele.

During the year ended December 31, 2024, we incurred $Nil (2023 - $21,000) in rent to Mr. Miele.

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

Director Independence

The OTC Markets on which our common stock is quoted on does not have any director independence requirements. We currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, employed by the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, employed by the company as an executive officer;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that none of our directors meet this definition of independence due to the fact that our directors are also are executive officers.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia, Canada. NI 52-110 requires us, as a venture issuer, to disclose in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in NI 52-110, John Balanko and Peter Miele are not independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see Item 10 of this annual report under the heading “Directors and Officers”.

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

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia, Canada. National Instrument 58-101 of the Canadian Securities Administrators requires us, as a venture issuer, to disclose in our annual report certain information concerning corporate governance disclosure.

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

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to our Board of Directors regarding their role on the Board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a Board member. This information includes our most recent budget approved by the Board, our most recent annual report, our audited annual financial statements and copies of our interim quarterly financial statements.

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

Compensation

Our Board of Directors plans to conduct reviews with regard to directors’ compensation once a year. To make its recommendation on directors’ compensation, the Board will take into account the types of compensation and the amounts paid to directors of comparable publicly traded companies whose stock is quoted on the OTCQB tier of OTC Markets.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Fruci & Associates II, PLLC, in connection with the audit of our financial statements for the years ended December 31, 2024 and 2023, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2024 ($)	Year Ended December 31, 2023 ($)
Audit fees and audit-related fees	24,000	15,000
Tax fees	-	-
All other fees	-	-
Total	24,000	15,000

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

Date: April 10, 2025	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Balanko	Chairman, President, Chief Executive Officer,	April 10, 2025
John Balanko	Director

/s/ Peter Miele	Vice President, Chief Financial Officer, Secretary,	April 10, 2025
Peter Miele	Director

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