Form 10-Q
period 2025-06-30
Quest Water Global, Inc.
filed 2025-09-15
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 17, 2025, the registrant’s outstanding common stock consisted of 131,903,029 shares.

2

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

(Unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-3

Condensed Consolidated Interim Statements of Stockholders’ Deficit	F-4

Condensed Consolidated Interim Statements of Cash Flows	F-5

Notes to the Condensed Consolidated Interim Financial Statements	F-6

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$66	$4
Prepaid expenses	5,551	1,362
Total current assets	5,617	1,366
Equipment, net (Note 4)	-	167
Due from related company (Note 3)	66,726	-
Total assets	$72,343	$1,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$78,150	$85,176
Due to related company (Note 3)	-	20,564
Due to related parties (Note 5)	2,738,847	2,300,953
Total liabilities	2,816,997	2,406,693

Commitments and Contingencies	-	-

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2024 – 131,903,029)	132	132
Additional paid-in capital	10,187,703	10,187,703
Deficit	(12,932,490)	(12,592,996)
Total stockholders’ deficit	(2,744,654)	(2,405,160)
Total liabilities and stockholders’ deficit	$72,343	$1,533

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Expenses
Automotive	$767	$806	$1,680	$1,692
Depreciation	42	125	167	250
Consulting fees	50,000	-	50,000	187,355
Management fees	123,750	123,750	247,500	247,500
Office and miscellaneous	7,057	941	8,774	1,758
Professional fees	9,489	8,374	19,489	22,306
Telephone	412	628	1,241	1,518
Transfer agent and filing fees	6,672	5,791	10,643	10,346
Total expenses	198,189	140,415	339,494	472,725

Loss before other income	(198,189)	(140,415)	(339,494)	(472,725)

Loss before income tax	(198,189)	(140,415)	(339,494)	(472,725)

Provision for income tax-	-	-	-	-

Net loss and comprehensive loss	$(198,189)	$(140,415)	$(339,494)	$(472,725)

Net loss per share, basic and diluted	$(0.002)	$(0.001)	$(0.003)	$(0.004)
Weighted average number of shares outstanding, basic and diluted	131,903,029	131,903,029	131,903,029	131,903,029

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholders’ Deficit

(Expressed in US Dollars)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in
		Amount		Amount	capital	Deficit	Total
For June 30, 2025	Number	$	Number	$	$	$	$
Balance, December 31, 2024	2	1	131,903,029	132	10,187,703	(12,592,996)	(2,405,160)
Net loss for the period	-	-	-	-	-	(141,305)	(141,305)
Balance, March 31, 2025	2	1	131,903,029	132	10,187,703	(12,734,301)	(2,546,465)
Net loss for the period	-	-	-	-	-	(198,189)	(198,189)

Balance, June 30, 2025	2	1	131,903,029	132	10,187,703	(12,932,490)	(2,744,654)

	Preferred stock		Common stock		Additional paid-in
		Amount		Amount	capital	Deficit	Total
For June 30, 2024	Number	$	Number	$	$	$	$
Balance, December 31, 2023	2	1	131,903,029	132	10,000,348	(11,835,385)	(1,834,904)
Stock based compensation	-	-	-	-	187,355	-	187,355
Net loss for the period	-	-	-	-	-	(332,310)	(332,310)
Balance, March 31, 2024	2	1	131,903,029	132	10,187,703	(12,167,695)	(1,979,859)
Net loss for the period	-	-	-	-	-	(140,415)	(140,415)
Balance, June 30, 2024	2	1	131,903,029	132	10,187,703	(12,308,110)	(2,120,274)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Cash Flows from Operating Activities:
Net loss for the period	$(339,494)	$(472,725)
Depreciation	167	250
Stock based compensation	-	187,355
Changes in operating assets and liabilities:
Prepaids	(4,189)	(3,293)
Due from related company	(66,726)	-
Accounts payable and accrued liabilities	(7,026)	5,569
Due to related company	(20,564)	-

Net cash provided by (used in) operating activities	(437,832)	(282,844)

Cash Flows from Investing Activities:
Equipment purchase	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Advances from related parties	437,894	282,841

Net cash provided by financing activities	437,894	282,841

Change in cash	62	(3)
Cash, beginning of period	4	3

Cash, end of period	$66	$-

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2025

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2025, the Company has a working capital deficiency of $2,744,654 of which $2,738,847 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $12,932,490. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The prior period presentation was updated to conform to current period presentation. There was no effect on net loss.

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

The preparation of these condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

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

The due to related company amounts pertain to funds received on behalf of AQUAtap relating to rights agreements for water units. As of June 30, 2025, there was nil owing to AQUAtap (December 31, 2024 - $20,564).

The due from related company amounts pertain to funds that the Company advanced to AQUAtap. As of June 30, 2025, the amount was $66,726.

4. Equipment

Equipment is depreciated over its useful life of three years.

		June 30,	December 31,
		2025	2024
Computer	Cost	$1,500	$1,500
	Depreciation	1,500	1,333
	Net	$-	$167

5. Related Party Transactions

(a)	As of June 30, 2025, a total of $1,421,071 (June 30, 2024 - $948,030) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As of June 30, 2025, a total of $1,317,776 (June 30, 2024 - $1,068,254) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the six months ended June 30, 2025, the Company incurred a total of $247,500 (June 30, 2024 - $247,500) in management fees to the President and the Vice President of the Company.

6. Common Stock

At June 30, 2025, the Company had 131,903,029 shares of common stock outstanding (December 31, 2024 - 131,903,029 shares).

The calculation of the basic and diluted loss per share for the six months ended June 30, 2025 was based on the loss attributable to common stockholders of $339,494 (June 30, 2024 - $472,725) and a weighted average number of shares of common stock outstanding of 131,903,029 (June 30, 2024 - 131,903,029 shares).

At June 30, 2025, 10,050,000 stock options were excluded from the diluted weighted average number of shares calculation as their effect would have been anti-dilutive (December 31, 2024 - 10,050,000 stock options).

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2023	6,300,000	$0.10
Granted	3,750,000	0.10

Balance, December 31, 2024	10,500,000	$0.10

Balance, June 30, 2025	10,050,000	$0.10

Exercisable at June 30, 2025	10,050,000	$0.10

Weighted average fair value of options granted		$0.10

The following weighted average assumption were used for the Black-Scholes valuation of the stock options granted:

	June 30, 2025	December 31, 2024

Risk-free interest rate	4.02%	4.02%
Expected life of options	5 Years	5 Years
Annualized volatility	294.32%	294.32%
Dividend rate	Nil	Nil

The stock options granted effective January 4, 2024 have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.05 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 3.50 years. The awards are Level 3 with non-recuring valuation.

The stock options granted effective July 20, 2022 have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.10 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 2.04 years. The awards are Level 3 with non-recuring valuation.

8. Operating Segment

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its businesses on a corporation-wide basis. The Chief Operating Decision Maker (CODM), the Chief Executive Officer, evaluates the Company’s performance and allocates resources based on consolidated operating results. At the moment, the Company has only one operating segment, that being the construction and distribution of water equipment that provides drinking water to areas of the world where water and/or infrastructure is scarce. The segment’s performance evaluation is based on its income. Segment income is defined as gross sales and miscellaneous income. Currently the only customer is a related company in the Democratic Republic of Congo. For the six months ended June 30, 2025, there was no income.

9. South African Partnership

On October 12, 2023, the Company entered into a partnership with Yonga Industries (Pty) Ltd. and Yorown Energy (Pty) Ltd. to form AQUAtap Oasis South Africa (Pty) Ltd. The Company holds a 49% interest in AQUAtap Oasis South Africa (Pty) Ltd., and the purpose of the partnership is to bring about positive social change by supplying and distributing affordable clean water to underserved communities throughout South Africa. The Company accounts for this investment using the equity method. As of June 30, 2025, there were no transactions.

10. Subsequent Events

Subsequent to June 30, 2025, the Company entered into a public-private partnership agreement with the National Office for Rural Hydraulics (“ONHR”), a branch of the Ministry of Rural Development in the Democratic Republic of Congo (“DRC”). The objective of the partnership is for the Company to manufacture and install 300 AQUAtap community water centers over the next 5 years in DRC communities. The Company is responsible for contributing $30,000,000 to the partnership over the anticipated 10-year term of the agreement in order to fund the 300 AQUAtap systems. ONHR is entitled to receive 40% of the gross revenue generated by the partnership while the Company is entitled to receive 60% of the revenue.

PRESENTATION OF INFORMATION

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Quest Water Global, Inc. and its consolidated subsidiaries, unless otherwise indicated.

This quarterly report includes our condensed consolidated interim financial statements as at and for the period ended June 30, 2025. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

Results of Operations

For the Three Months Ended June 30, 2025

Revenue

We did not generate any revenue during the three months ended June 30, 2025 or 2024. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended June 30, 2025, we incurred $198,189 in total expenses, including $123,750 in management fees, $50,000 in consulting fees, $9,489 in professional fees, $6,672 in transfer agent and filing fees, $7,057 in office and miscellaneous expenses, $767 in automotive expenses, $412 in telephone expenses and $42 in depreciation. During the same period in the prior year, we incurred $140,415 in total expenses, including $123,750 in management fees, $8,374 in professional fees, $5,791 in transfer agent and filing fees, $941 in office and miscellaneous expenses, $806 in automotive expenses, $628 in telephone expenses and $125 in depreciation. Other than the $50,000 in consulting fees that we incurred during the current quarter, our expenses were relatively consistent from period-to-period.

Net Loss

During the three months ended June 30, 2025, we incurred a net loss of $198,189, whereas we incurred a net loss of $140,415 during the same period in the prior year. Our net loss per share during the three months ended June 30, 2025 and 2024 was $0.002 and $0.001, respectively.

For the Six Months Ended June 30, 2025

Revenue

We did not generate any revenue during the six months ended June 30, 2025 or 2024. As described above, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the six months ended June 30, 2025, we incurred $339,494 in total expenses, including $247,500 in management fees, $50,000 in consulting fees, $19,489 in professional fees, $10,643 in transfer agent and filing fees, $8,774 in office and miscellaneous expenses, $1,680 in automotive expenses, $1,241 in telephone expenses and $167 in depreciation. During the same period in the prior year, we incurred $472,725 in total expenses, including $247,500 in management fees, $187,355 in consulting fees, $22,306 in professional fees, $10,346 in transfer agent and filing fees, $1,758 in office and miscellaneous expenses, $1,692 in automotive expenses, $1,518 in telephone expenses and $250 in depreciation.

Except for the significant consulting fees we incurred during the prior year, which was entirely attributable to the granting of an aggregate of 3,750,000 options which vested during the first quarter of that year, our expenses were relatively consistent between the two periods.

Net Loss

During the six months ended June 30, 2025, we incurred a net loss of $339,494 and a net loss per share of $0.003, whereas we incurred a net loss of $472,725 and a net loss per share of $0.004 during the same period in the prior year. The increase was substantially attributable to the increase in our stock-based compensation expense from period-to-period as described above.

Liquidity and Capital Resources

As of June 30, 2025 we had $66 in cash, $72,343 in total assets, $2,816,997 in total liabilities and a working capital deficiency of $2,811,380. As of that date, we also had an accumulated deficit of $12,932,490.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2025.

During the six months ended June 30, 2025, we used $437,832 in net cash on operating activities, compared to $282,844 in net cash used on operating activities during the same period in the prior year. Although our adjusted net loss for the two periods was similar, certain changes in our operating assets and liabilities during the current period, notably the increase in the “due to related company” and decrease in the “due from related company” balances, meant that we spent more net cash.

We did not use any net cash on investing activities during the six months ended June 30, 2025 or 2024.

We received $437,894 in net cash from financing activities during the six months ended June 30, 2025, all of which was in the form of advances from related parties. During the same period in the prior year, we received $282,841 in net cash from financing activities, all of which was also in the form of advances from related parties.

During the six months ended June 30, 2025, our cash increased by $62 as a result of our operating activities. As of that date, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2025, we had a working capital deficiency of $2,811,380 and an accumulated deficit of $12,932,490. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 15, 2025	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

