Form 10-Q
period 2025-09-30
Quest Water Global, Inc.
filed 2026-03-05
CIK 1487091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of March 5, 2026, the registrant’s outstanding common stock consisted of 131,903,029 shares.

2

Item 1. Financial Statements

QUEST WATER GLOBAL, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

(Unaudited)

Index

Condensed Consolidated Interim Balance Sheets	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-3

Condensed Consolidated Interim Statements of Stockholders’ Deficit	F-4

Condensed Consolidated Interim Statements of Cash Flows	F-5

Notes to the Condensed Consolidated Interim Financial Statements	F-6

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$9	$4
Prepaid expenses	6,059	1,362
Total current assets	6,068	1,366
Equipment, net (Note 4)	-	167
Due from related company (Note 3)	66,726	-
Total assets	$72,794	$1,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$134,351	$85,176
Due to related company (Note 3)	-	20,564
Due to related parties (Note 5)	2,875,310	2,300,953
Total liabilities	3,009,661	2,406,693

Commitments and Contingencies	-	-

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, $0.000001 par value 2 shares issued and outstanding	1	1
Common stock, 500,000,000 shares authorized, $0.000001 par value 131,903,029 issued and outstanding (December 31, 2024 – 131,903,029)	132	132
Additional paid-in capital	10,187,703	10,187,703
Shares to be issued	99,200	-
Deficit	(13,223,903)	(12,592,996)
Total stockholders’ deficit	(2,936,867)	(2,405,160)
Total liabilities and stockholders’ deficit	$72,794	$1,533

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Expenses
Automotive	$817	$859	$2,497	$2,551
Depreciation	-	125	167	375
Consulting fees	-	-	50,000	187,355
Management fees	153,750	123,750	401,250	371,250
Marketing	120,311	-	120,311	-
Office and miscellaneous	(190)	1,921	8,584	3,679
Professional fees	11,000	6,076	30,489	28,382
Telephone	384	734	1,625	2,252
Transfer agent and filing fees	5,341	3,864	15,984	14,210
Total expenses	291,413	137,329	630,907	610,054

Loss before income tax	(291,413)	(137,329)	(630,907)	(610,054)

Provision for income tax-	-	-	-	-

Net loss and comprehensive loss	$(291,413)	$(137,329)	$(630,907)	$(610,054)

Net loss per share, basic and diluted	$(0.002)	$(0.001)	$(0.005)	$(0.005)
Weighted average number of shares outstanding, basic and diluted	131,903,029	131,903,029	131,903,029	131,903,029

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Stockholders’ Deficit

(Expressed in US Dollars)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Shares to be
		Amount		Amount	capital	Issued	Deficit	Total
September 30, 2025	Number	$	Number	$	$	$	$	$
Balance, December 31, 2024	2	1	131,903,029	132	10,187,703	-	(12,592,996)	(2,405,160)
Net loss for the period	-	-	-	-	-	-	(141,305)	(141,305)
Balance, March 31, 2025	2	1	131,903,029	132	10,187,703	-	(12,734,301)	(2,546,465)
Net loss for the period	-	-	-	-	-	-	(198,189)	(198,189)
Balance, June 30, 2025	2	1	131,903,029	132	10,187,703	-	(12,932,490)	(2,744,654)
Share based compensation	-	-	-	-	-	99,200	-	99,200
Net loss for the period	-	-	-	-	-	-	(291,413)	(291,413)
Balance, September 30, 2025	2	1	131,903,029	132	10,187,703	99,200	(13,223,903)	(2,936,867)

					Additional
	Preferred stock		Common stock		paid-in
		Amount		Amount	capital	Deficit	Total
September 30, 2024	Number	$	Number	$	$	$	$
Balance, December 31, 2023	2	1	131,903,029	132	10,000,348	(11,835,385)	(1,834,904)
Stock based payments	-	-	-	-	187,355	-	187,355
Net loss for the period	-	-	-	-	-	(332,310)	(332,310)
Balance, March 31, 2024	2	1	131,903,029	132	10,187,703	(12,167,695)	(1,979,859)
Net loss for the period	-	-	-	-	-	(140,415)	(140,415)
Balance, June 30, 2024	2	1	131,903,029	132	10,187,703	(12,308,110)	(2,120,274)
Net loss for the period	-	-	-	-	-	(137,329)	(137,329)
Balance, September 30, 2024	2	1	131,903,029	132	10,187,703	(12,445,439)	(2,257,603)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024

Cash Flows from Operating Activities:
Net loss for the period	$(630,907)	$(610,054)
Depreciation	167	375
Stock based compensation	99,200	187,355
Changes in operating assets and liabilities:
Prepaids	(4,697)	(3,653)
Due from related company	(66,726)	-
Accounts payable and accrued liabilities	49,175	7,333
Due to related company	(20,564)	(19,375)

Net cash provided by (used in) operating activities	(574,352)	(438,019)

Cash Flows from Investing Activities:
Equipment purchase	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Advances from related parties	574,357	438,028

Net cash provided by financing activities	574,357	438,028

Change in cash	5	9
Cash, beginning of period	4	3

Cash, end of period	$9	$12

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

QUEST WATER GLOBAL, INC.

Notes to the Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2025

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2025, the Company has a working capital deficiency of $3,003,593 of which $2,875,310 is owed to the two principal shareholders (Note 5), and an accumulated deficit of $13,223,903. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company has in the past, and is expected to in the future, arrange additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b) Interim Financial Statements

These condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2024. In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

The due to related company amounts pertain to funds received on behalf of AQUAtap relating to rights agreements for water units. As of September 30, 2025, there was nil owing to AQUAtap (December 31, 2024 - $20,564).

The due from related company amounts pertain to funds that the Company advanced to AQUAtap. As of September 30, 2025, the amount was $66,726.

4. Equipment

Equipment is depreciated over its useful life of three years.

		September 30,	December 31,
		2025	2024
Computer	Cost	$1,500	$1,500
	Depreciation	1,500	1,333
	Net	$-	$167

5. Related Party Transactions

(a)	As of September 30, 2025, a total of $1,495,660 (September 30, 2024 - $1,040,471) was owed to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(b)	As of September 30, 2025, a total of $1,379,650 (September 30, 2024 - $1,131,000) was owed to the Vice President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)	For the nine months ended September 30, 2025, the Company incurred a total of $401,250 (September 30, 2024 - $371,250 for the President and Vice President) in management fees to the President, the Vice President and the Chief Operating Officer of the Company.

6. Commitments

On July 21, 2025, the Company entered into a public-private partnership agreement with the National Office for Rural Hydraulics (“ONHR”), a branch of the Ministry of Rural Development in the Democratic Republic of Congo (“DRC”). The objective of the partnership is for the Company to manufacture and install 300 AQUAtap community water centers over the next 5 years in DRC communities. The Company is responsible for contributing $30,000,000 to the partnership over the anticipated 10-year term of the agreement in order to fund the 300 AQUAtap systems. ONHR is entitled to receive 40% of the gross revenue generated by the partnership while the Company is entitled to receive 60% of the revenue. The Company and ONHR are currently in the process of amending the agreement.

On August 25, 2025, the Company entered into a brand ambassador agreement with JK International Management LLC (“JKIM”) for a term of 3 years. Pursuant to the agreement, the Company agreed to pay $200,000 per year to JKIM and issue 2,000,000 shares of the Company’s common stock to JKIM. The Company also agreed to provide other performance-based bonuses to JKIM upon achieving certain targets. At September 30, 2025, the Company owed $20,513 to JKIM under the agreement and the 2,000,000 shares of common stock had not been issued. The 2,000,000 shares of common stock were valued at $0.0496 per share for a deemed value of $99,200.

7. Common Stock

At September 30, 2025, the Company had 131,903,029 shares of common stock outstanding (December 31, 2024 - 131,903,029 shares).

The calculation of the basic and diluted loss per share for the nine months ended September 30, 2025 was based on the loss attributable to common stockholders of $630,907 (September 30, 2024 - $610,054) and a weighted average number of shares of common stock outstanding of 131,903,029 (September 30, 2024 - 131,903,029 shares).

At September 30, 2025, 10,050,000 stock options were excluded from the diluted weighted average number of shares calculation as their effect would have been anti-dilutive (December 31, 2024 - 10,050,000 stock options).

8. Share Based Payments

Stock Options

The Company adopted a stock option plan in May 2012 (the “Plan”) under which it is authorized to grant options to directors, officers, employees and consultants enabling them to acquire up to a maximum of 10% of the issued and outstanding common stock of the Company. The options can be granted for a maximum term of 10 years and vest as determined by the board of directors.

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, December 31, 2023	6,300,000	$0.10
Granted	3,750,000	0.10

Balance, December 31, 2024	10,500,000	$0.10

Balance, September 30, 2025	10,050,000	$0.10

Exercisable at September 30, 2025	10,050,000	$0.10

Weighted average fair value of options granted		$0.10

The following weighted average assumption were used for the Black-Scholes valuation of the stock options granted:

	September 30, 2025	December 31, 2024

Risk-free interest rate	4.02%	4.02%
Expected life of options	5 Years	5 Years
Annualized volatility	294.32%	294.32%
Dividend rate	Nil	Nil

The stock options granted effective January 4, 2024 have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.05 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 3.25 years. The awards are Level 3 with non-recuring valuation.

The stock options granted effective July 20, 2022 have a 5 year period during which they may be exercised. The share price at the time of the grant was $0.10 per share. The stock options have an exercise price of $0.10 per share and have a remaining life of 1.79 years. The awards are Level 3 with non-recuring valuation.

9. Operating Segment

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its businesses on a corporation-wide basis. The Chief Operating Decision Maker (CODM), the Chief Executive Officer, evaluates the Company’s performance and allocates resources based on consolidated operating results. At the moment, the Company has only one operating segment, that being the construction and distribution of water equipment that provides drinking water to areas of the world where water and/or infrastructure is scarce. The segment’s performance evaluation is based on its income. Segment income is defined as gross sales and miscellaneous income. Currently the only customer is a related company in the Democratic Republic of Congo. For the nine months ended September 30, 2025, there was no income.

10. South African Partnership

On October 12, 2023, the Company entered into a partnership with Yonga Industries (Pty) Ltd. and Yorown Energy (Pty) Ltd. to form AQUAtap Oasis South Africa (Pty) Ltd. The Company holds a 49% interest in AQUAtap Oasis South Africa (Pty) Ltd., and the purpose of the partnership is to bring about positive social change by supplying and distributing affordable clean water to underserved communities throughout South Africa. The Company accounts for this investment using the equity method. As of September 30, 2025, there were no transactions.

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

This quarterly report includes our condensed consolidated interim financial statements as at and for the period ended September 30, 2025. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and the notes thereto included in this quarterly report.

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

We focus on the manufacture and sale of two products: our AQUAtap Community Water Purification and Distribution system and our WEPS (atmospheric Water Extraction and Purification System). Our AQUAtap system is an autonomous, decentralized, self-contained, solar-powered water purification and distribution system, while our WEPSTM is a unique, proprietary water extraction and purification system that produces clean drinking water from humidity in the atmosphere.

To date, we have focused our activities on the formation of safe water partnerships and the sale and installation of our products, with emphasis on our AQUAtap Community Water Purification & Distribution systems throughout North America, Bangladesh, Latin America, the Caribbean and Africa, with specific attention to the Democratic Republic of the Congo (the “DRC”), and South Africa.

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

Results of Operations

For the Three Months Ended September 30, 2025

Revenue

We did not generate any revenue during the three months ended September 30, 2025 or 2024. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2025, we incurred $291,413 in total expenses, including $153,750 in management fees, $120,311 in marketing expenses, $11,000 in professional fees, $5,341 in transfer agent and filing fees, $817 in automotive expenses and $384 in telephone expenses, as offset by a recovery of $190 in office and miscellaneous expenses. During the same period in the prior year, we incurred $137,329 in total expenses, including $123,750 in management fees, $6,076 in professional fees, $3,864 in transfer agent and filing fees, $1,921 in office and miscellaneous expenses, $859 in automotive expenses, $734 in telephone expenses and $125 in depreciation. Other than the $120,311 in marketing expenses that we incurred during the current quarter and the $30,000 year-over-year increase in management fees, our expenses were relatively consistent from period-to-period.

Net Loss

During the three months ended September 30, 2025, we incurred a net loss of $291,413, whereas we incurred a net loss of $137,329 during the same period in the prior year. Our net loss per share during the three months ended September 30, 2025 and 2024 was $0.002 and $0.001, respectively.

For the Nine Months Ended September 30, 2025

Revenue

We did not generate any revenue during the nine months ended September 30, 2025 or 2024. As described above, we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the nine months ended September 30, 2025, we incurred $630,907 in total expenses, including $401,250 in management fees, $120,311 in marketing expenses, $50,000 in consulting fees, $30,489 in professional fees, $15,984 in transfer agent and filing fees, $8,584 in office and miscellaneous expenses, $2,497 in automotive expenses, $1,625 in telephone expenses and $167 in depreciation. During the same period in the prior year, we incurred $610,054 in total expenses, including $371,250 in management fees, $187,355 in consulting fees, $28,382 in professional fees, $14,210 in transfer agent and filing fees, $3,679 in office and miscellaneous expenses, $2,551 in automotive expenses, $2,252 in telephone expenses and $375 in depreciation.

Except for the significant consulting fees we incurred during the prior year, which was entirely attributable to the granting of an aggregate of 3,750,000 options which vested during the first quarter of that year, and the increases in our marketing fees and management fees described above, our expenses were relatively consistent between the two periods.

Net Loss

During the nine months ended September 30, 2025, we incurred a net loss of $630,907 and a net loss per share of $0.005, whereas we incurred a net loss of $610,054 and a net loss per share of $0.005 during the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2025 we had $9 in cash, $72,794 in total assets, $3,009,661 in total liabilities and a working capital deficiency of $3,003,593. As of that date, we also had an accumulated deficit of $13,223,903.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our common stock and capital contributions to fund our operations. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended December 31, 2025.

During the nine months ended September 30, 2025, we used $574,352 in net cash on operating activities, compared to $438,019 in net cash used on operating activities during the same period in the prior year. Although our adjusted net loss for the two periods was similar, certain changes in our operating assets and liabilities during the current period, notably the increases in the “accounts payable and related liabilities” and “due from related company” balances, meant that we spent more net cash.

We did not use any net cash on investing activities during the nine months ended September 30, 2025 or 2024.

We received $574,357 in net cash from financing activities during the nine months ended September 30, 2025, all of which was in the form of advances from related parties. During the same period in the prior year, we received $438,028 in net cash from financing activities, all of which was also in the form of advances from related parties.

During the nine months ended September 30, 2025, our cash increased by $5 as a result of our operating activities. As of that date, we did not have sufficient cash resources to meet our operating expenses for the next month based on our then-current burn rate.

Plan of Operations

Our plan of operations over the next 12 months is to continue to address water quality and supply issues in the DRC through the installation of our AQUAtap Community Water Purification & Distribution systems as well as the employment of our WEPSTM technology, and we anticipate that we will require a minimum of $990,000 to pursue those plans.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at September 30, 2025, we had a working capital deficiency of $3,003,593 and an accumulated deficit of $13,223,903. Our continuation as a going concern is dependent upon the continued financial support from our creditors, our ability to obtain necessary equity financing to continue operations, and ultimately on the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 5, 2026	QUEST WATER GLOBAL, INC.

	By:	/s/ John Balanko
John Balanko
Chairman, President, Chief Executive Officer, Director

